Form 10-Q
period 1995-12-31
FARMERS BANCORP
filed 1996-02-15
CIK 730726

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                    Quarterly Report Under Section 13 or 15 (d)
                       of the Securities Exchange Act of 1934



                        For Quarter Ended December 31, 1995
                          Commission file number 2-87246

                     THE FARMERS BANCORP, FRANKFORT, INDIANA
             (Exact name of registrant as specified in its charter)


                   INDIANA                               35-1565713
            (State of incorporation)                 (I.R.S. Employer
                                                    Identification No.)

                        P.O. Box 129, Frankfort, Indiana
                    (Address of principal executive offices)
                                   46041-0129
                                   (Zip Code)

                                  317-654-8731
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes  x     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  CLASS                  OUTSTANDING AT DECEMBER 31, 1995


       common stock, no par value                    577,058

                                   FORM 10-Q

                                     INDEX



Part I.  Financial Information:                                 Page

   Item 1.  Financial Statements:

            Consolidated Statements of Condition                  3-4

            Consolidated Statements of Income                     5-6

            Consolidated Statements of Changes in
            Stockholders' Equity                                    7

            Consolidated Statements of Cash Flows                 8-9

            Notes to Consolidated Financial Statements             10

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                 11-16

Part II. Other Information:

   Item 1.  Legal Proceedings                                      17

   Item 2.  Changes in Securities                                  17

   Item 3.  Defaults upon Senior Securities                        17

   Item 4.  Submission of Matters to a Vote of Security Holders    17

   Item 5.  Other Information                                      17

   Item 6.  Exhibits and Reports on Form 8-K                       17

            Signatures                                             18

                       PART I,  FINANCIAL INFORMATION
                        ITEM 1:  FINANCIAL STATEMENT
                           THE FARMERS BANCORP
                    CONSOLIDATED STATEMENTS OF CONDITION
                          (Dollars in Thousands)

                                 ASSETS
                                                       Dec 31         June 30
                                                        1995            1995

Cash and due from banks                                 10222           8585
Federal funds sold                                       4300           6800
Money market investments                                 5000           3700
                                                       ------         ------
   Total cash and cash equivalents                      19522          19085

Available-for-sale securities                           20238          12181
Investment securities                                   22161          28833
Loans held for sale                                       164            863
Total loans                                            159566         155777
   Allowance for loan losses                            -2735          -2348
                                                       ------         ------
     Net loans                                         156831         153429
Premises and equipment                                   4656           4326
Accrued income and other assets                          7533           7315
                                                       ------         ------
     Total Assets                                      231105         226032
                                                       ======         ======

                                 LIABILITIES
Deposits
   Demand                                               23678          22038
   Savings                                              69536          58343
   Time, $100,000 and over                              15956          14593
   Other time                                           79286          80580
                                                       ------         ------
                                                       188456         175554

Short-term borrowings                                   12402          20691
Other borrowings                                         4537           5174
Accrued interest payable                                 1007            831
Other liabilities                                        1077            961
                                                       ------         ------
     Total Liabilities                                 207479         203211

                      SHAREHOLDERS' EQUITY
Common stock, (no par value- 600,000 shares authorized
   and 577,058 shares issued and outstanding)            2885           2885
Additional paid-in capital                               5101           5101
Retained earnings                                       15559          14753
Net unrealized gain on available-for-sale
   securities (net of tax)                                 81             82
                                                       ------         ------
     Total Shareholders' Equity                         23626          22821
                                                       ------         ------
  Total Liabilities & Shareholders' Equity             231105         226032
                                                       ======         ======


See accompanying notes to consolidated financial statements

                       PART I,  FINANCIAL INFORMATION
                        ITEM 1:  FINANCIAL STATEMENT
                            THE FARMERS BANCORP
                     CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in Thousands except Per Share Amounts)



                                      Three Months Ended     Six Months Ended
                                         December 31            December 31
                                       1995         1994      1995      1994
                                      ------       ------    ------    ------

Interest Income:
  Interest and fees on loans           3655         3257      7307      6511
  Interest on securities:
    Taxable                             508          610      1018      1289
    Tax exempt                          137          120       273       261
Interest on short-term investments      250          171       459       184
                                      -----        -----     -----     -----
          Total Interest Income        4550         4158      9057      8245
Interest Expense:                     -----        -----     -----     -----
   Interest on deposits                1864         1628      3710      3136
   Interest on short-term borrowings    154          107       316       197
   Interest on other borrowings          67           45       143        85
                                      -----        -----     -----     -----

          Total Interest Expense       2085         1780      4169      3418
                                      -----        -----     -----     -----
          Net Interest Income          2465         2378      4888      4827
Provision for loan losses               120            0       240       119
                                      -----        -----     -----     -----
                                       2345         2378      4648      4708
Other income:                         -----        -----     -----     -----
   Trust fees                            60           28       121        47
   Service charge income                177          154       358       331
   Security gains (losses)                5            0         5         0
   Other                                161          120       259       244
                                      -----        -----     -----     -----
          Total Other Income            403          302       743       622
                                      -----        -----     -----     -----

Other expenses:
   Salaries and employee benefits      1012          903      1916      1802
   Occupancy expense                    144          138       290       258
   Equipment expense                    142          128       283       260
   Other operating expenses             496          592       968      1274
                                      -----        -----     -----     -----
          Total Other Expense          1794         1761      3457      3594
                                      -----        -----     -----     -----
          Income Before Income Tax      954          919      1934      1736
Less:  Income taxes                     328          312       666       576
                                      -----        -----     -----     -----
          Net Income                    626          607      1268      1160
Per share data:                       =====        =====     =====     =====
          Net income per share         1.08         1.05      2.20      2.01
                                      =====        =====     =====     =====
          Dividends per share          0.40         0.38      0.80      0.76
                                      =====        =====     =====     =====

See accompanying notes to consolidated financial statements

                      PART I,  FINANCIAL INFORMATION
                       ITEM 1:  FINANCIAL STATEMENT
                           THE FARMERS BANCORP
                    CONSOLIDATED STATEMENTS OF CHANGES
                         IN SHAREHOLDERS' EQUITY
                          (Dollars in Thousands)



                                     1995                    1994
                                   --------                -------

Balance - June 30                    22,821                 21,191

Net Income                            1,268                  1,160

Dividends                              (462)                  (439)

Change in net unrealized gain on
  available-for-sale securities          (1)                  (120)
                                    --------                -------
Balance - December 31                23,626                 21,792
                                    ========               ========





See accompanying notes to consolidated financial statements

                       PART I,  FINANCIAL INFORMATION
                        ITEM I:  FINANCIAL STATEMENT
                           THE FARMERS BANCORP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)


                                                  Six Months Ended December 31

 CASH FLOWS FROM OPERATING ACTIVITIES                    1995            1994
                                                         ----            ----
 Net income                                              1268            1160
 Adjustments to reconcile net income to net cash
    from operating activities                            1290           -1834

                                                       ------          ------
     Net cash from operating activities                  2558            -674

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities and principal repayments on
    available-for-sale securities                        1391            4981
   Purchases of available-for-sale securities           -4447           -1500
   Proceeds from maturities and principal repayments
    on investment securities                             7666            4353
   Purchase of investment securities                    -6032           -3171
   Loans made to customers, net of principal
    collections thereon                                 -3642           -4343
   Net change in interest-bearing balances with
    financial institutions                                  0           -1500
   Purchase of life insurance policies                      0               0
   Property and equipment expenditures                   -571            -771
                                                       ------          ------
     Net cash from investing activities                 -5635           -1951

 CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase/(decrease) in deposits                  12902            6719
   Net increase/(decrease) in short term borrowings     -8289           -4783
   Proceeds from other borrowings                           0            1332
   Repayment of other borrowings                         -637            -124
   Dividends paid                                        -462            -439
                                                       ------          ------
     Net cash from financing activities                  3514            2705
                                                       ------          ------
NET CHANGE IN CASH AND CASH EQUIVALENTS                   437              80

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                    19085           8158

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                          19522           8238
                                                        ====================


See accompanying notes to consolidated financial statements

                       PART I  FINANCIAL INFORMATION
                        ITEM 1:  FINANCIAL STATEMENTS
                           THE FARMERS BANCORP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 1995

NOTE 1- ACCOUNTING POLICIES

Except for required accounting changes (see Note 2), the significant accounting policies followed by The Farmers Bancorp, Frankfort, Indiana ("Bancorp") and its consolidated subsidiary, The Farmers Bank, Frankfort, Indiana ("Bank") for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited consolidated financial statements and all such adjustments are of a normal recurring nature.

NOTE 2 - ACCOUNTING CHANGE

In May, 1993, the Financial Accounting Standards Board issued Financial Accounting Standard (FAS) No. 114, "Accounting By Creditors For Impairment of a Loan". FAS No. 114 as amended by FAS No. 118 requires that allowances for loan losses on impaired loans be determined using the present value of estimated future cash flows of the loan, discounted at the loans's effective interest rate. A loan is considered to be impaired when it is probable that all principal and interest amounts will not be collected according to the loan contract. FAS No. 114 and No. 118 are effective for fiscal year beginning after December 15, 1994. The Bancorp adopted FAS No. 114 and No. 118, as required, on July 1, 1995. Accordingly, on July 1, 1995, management identified $1,234,000 of loans as impaired and allocated $215,000 of the Bank's $2.3 million reserve for loan losses for those loans. At December 31, 1995, management has identified $1,555,000 of loans as impaired and allocated $185,000 of the Bank's $2.7 million reserve for loans losses for those loans.

                       PART I  FINANCIAL INFORMATION
                ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              THE FARMERS BANCORP

                               December 31, 1995

FINANCIAL CONDITION:

Total assets increased 2.24 percent from June 30, 1995 to December 31, 1995, and totaled $231,105,000 at period end. During the six months ended December 31, 1995, $10,479,000 was used to purchase investments. However, during the same period, $9,057,000 of investments matured, were repaid or were called prior to their maturity. As a result, total investments increased $1,385,000 or 3.38 percent. The security gain of $5,000 was due to an investment being called. The following table presents, in thousands, the amortized cost and fair value of investments:

DECEMBER 31, 1995     Amortized    Gross                Gross
                        Cost   Unrealized Gains  Unrealized Losses  Fair Value

Investment Securities  $22,161        $414             $ (48)        $22,527
Available-for-sale
 Securities             20,104         181               (47)         20,238

JUNE 30,  1995

Investment Securities   28,833         416              (205)         29,044
Available-for-sale
 Securities             12,047         161               (27)         12,181


In December 1995, pursuant of new accounting guidance, the Bancorp transferred $5,010,000 of investment securities to the available-for-sale category. These investments were primarily corporate notes. Other assets totaled $7,533,000 at December 31, 1995, and include insurance policies with a current cash surrender value of $4,278,000 that were purchased in conjunction with the formation of deferred compensation and death benefit programs.

Other borrowings decreased to $4,537,000 and consist primarily of Federal Home Loan Bank advances which were $3,936,000 at December 31, 1995. The Bank utilized this source to fund certain commercial real estate loans. These advances require annual principal payments, and have a final maturity of September, 2000. The Bank may occasionally utilize this source of credit to maintain liquidity, as well as to fund specific loans. In addition, the Bank entered into a lease purchase arrangement during 1994. For financial reporting purposes, the lease is considered to be a capital lease and other borrowings include the remaining present value of future lease payments of $601,000.

RESULTS OF OPERATIONS:

The Bancorp reported net income, for the first six months of the fiscal year ending June 30, 1996 of $1,268,000, as compared to $1,160,000 for the prior year. Earnings per share were $2.20 and $2.01, respectively, based on an average of 577,058 shares outstanding for the six months ended December 31, 1995 and December 31, 1994. The factors that most affected 1996's performance, as compared to 1995 are: increasing loan demand, a shift in mix of earning assets from investments at lower yields to loans at higher yields, decreased FDIC expense, and lower expenses resulting from the conversion to an in-house computer system.

Total interest income was $9,057,000 for the six months ended December 31, 1995, compared to $8,245,000 for the six months ended December 31, 1994, an
increase of 9.85 percent.   Loans, including those held for sale, increased
$7,810,000, or 5.14 percent, from December 31, 1994 to December 31, 1995. Interest and fees on loans totaled $7,307,000 for the six months ended December 31, 1995, compared to $6,511,000 for the six months ended December 31, 1994, an increase of $796,000, or 12.23 percent. Investments decreased $3,593,000, or 7.81 percent, from December 31, 1994 to December 31, 1995, and interest income on investments decreased by $259,000 as a result of decreased volume and yield on investments. Total interest expense was $4,169,000 for the six months ended December 31, 1995, compared to $3,418,000 for the same period in 1994, an increase of $751,000, or 21.97 percent. Total interest bearing deposits and repurchase agreements increased $8,402,000, or 4.98 percent from December 31, 1994 to December 31, 1995. Interest bearing transaction account balances increased $6,872,000 from December 31, 1994 to December 31, 1995, and time deposits outstanding increased $5,535,000 for the same period. Repurchase agreements decreased approximately $4,005,000 or
24.41 percent, from December 31, 1994 to December 31, 1995, as not as many corporate customers utilized the Bank's Sweep Agreement.

Average earning assets increased to $216,683,000 during the six months ended December 31, 1995. This represents an approximate increase of 6.00 percent compared to $204,419,000 for the six months ended December 31, 1994. The tax-equivalent yield on average earning assets was 8.53 percent for the six months ended December 31, 1995, compared to 8.20 percent for the six months ended December 31, 1994. Total interest expense to average interest bearing liabilities was 4.54 percent for the six months ended December 31, 1995, compared to 3.48 percent for the six months ended December 31, 1994. This results in a tax-equivalent net interest margin (net tax-equivalent interest income divided by average earning assets) of 4.66 percent and 4.72 percent for the six months ended December 31, 1995 and 1994, respectively. The increase in average earning assets offset the decline in margin, and resulted in net interest income increasing by $61,000, or 1.26 percent. The decrease in interest margin is a trend that management anticipates will slowly continue.

The provision for loan losses increased $121,000 or 101.68 percent to $240,000 for the six months ended December 31, 1995, compared to $119,000 for the six months ended December 31, 1994. Net chargeoffs (recoveries) for the six months ended December 31, 1995 totaled $(147,000). Net chargeoffs (recoveries) by loan type aggregated $(178,000) for commercial and agricultural loans, $24,000 for consumer loans, $0 for real estate loans, and $7,000 for credit card loans. On December 31, 1995, the allowance for loan losses totaled $2,735,000 or 1.71 percent of loans, compared to $2,348,000 or
1.50 percent of loans on June 30, 1995, and $2,789,000 or 1.84 percent of loans at December 31, 1994. The provision is determined by management based upon a detailed review of the risk factors affecting the loan portfolio, including changes in the portfolio's size and mix, past loan loss experience, and the financial condition of borrowers in the prevailing economic environment. Reserves are allocated based upon the Bank's historical loss experience, adjusted for recent loss trends, the economic environment, current levels of non-performing loans, and management's expectations for the future.

The Bancorp's Loan Review function develops a quarterly "watch list" report representing loans with more than a normal degree of risk. These credits are reviewed and, as needed, specific allocations of the reserve are made for specific loans to provide for potential loss exposure. Effective July 1, 1995, the Bank adopted FAS 114. This new accounting standard requires reserves for loans designated as "impaired" to be determined based upon the present value of estimated future cash flows or the present value of collateral securing the loans as opposed to undiscounted values. Accordingly, management has designated $1,555,000 of loans as impaired at December 31, 1995 and allocated $185,000 of the allowance for loan losses to such loans, as compared to $1,163,000 and $215,000 respectively as of September 30, 1995. Management has historically reviewed individual problem credits and allocated reserves based on discounted collateral values, when appropriate.
Accordingly, the adoption of FAS 114 did not significantly affect management's analysis of the adequacy of the reserve for loan losses or materially increase the amount of the allowance allocated to specific problem credits. A summary of management's calculation of the adequacy of the Bank's loan loss reserve is presented below for both December 31, 1995 and December 31, 1994.



                                            December 31,
                                         1995          1994
Specific Allocations:
  Allocated to impaired loans        $  185,000  $      -0-
  Allocated to other loans              438,000   1,190,000
  Allocated to types of loans           643,000     732,000
                                     ----------  ----------
                                      1,266,000   1,922,000
Unallocated                           1,469,000     867,000
                                     ----------  ----------
ACTUAL BALANCE OF RESERVE            $2,735,000  $2,789,000
                                     ==========  ==========

The Bancorp received lower levels of paybacks from most of its agricultural customers from the 1995 crop season. This was due to unfavorable weather conditions during the summer. Management continues to monitor and evaluate individual credits to forecast expected levels of loan repayment, collateral values and attendant loss exposure.

Non-performing loans, consisting of non-accrual loans, restructured loans and those over 90 days past due, decreased to $1,986,000 at December 31, 1995, compared to $2,491,000 at June 30, 1995. Non-performing loans at December 31, 1995 represented 1.24 percent of total loans and 72.61 percent of the Reserve for Loan Losses. The following table shows the composition of non-performing loans at both period ends.

                               December 31,                    June 30,
                                   1995                          1995

Real Estate Loans              $  165,000 (2)                $   47,000
Consumer Loans                    173,000                        22,000
Commercial and Agricultural     1,648,000 (3)                 2,422,000 (1)
                               ----------                    ----------
                               $1,986,000                    $2,491,000
                               ==========                    ==========


Notes:
  1. Includes five agricultural loans totaling $1,173,000 on non-accrual, two agricultural credits past due more than 90 days in the amount of $341,000, two commercial loans past due more than 90 days totaling $200,000, four restructured agricultural loans totaling $658,000, and one restructured commercial loan in the amount of $50,000.
  2. Includes two residential mortgages totaling $82,000 on non-accrual and three residential mortgages totaling $83,000 past due more than 90 days.
  3. Includes six agricultural loans totaling $1,177,000 on non-accrual, one commercial loan past due more than 90 days in the amount of $8,000, three restructured agricultural loans totaling $415,000 and one commercial restructured loan in the amount of $48,000.

Non-interest income increased 19.45 percent or $121,000 to $743,000 for the six months ended December 31, 1995, compared to $622,000 for the six months ended December 31, 1994. Other income consists of gains on the sale of mortgage loans, commissions on credit life insurance sales, and safe deposit box rent.

Non-interest expense decreased 3.81 percent or $137,000 and totaled $3,457,000 for the six months ended December 31, 1995, compared to $3,594,000 for the six months ended December 31, 1994. Salaries and employee benefits increased 6.33 percent or $114,000, to $1,916,000. Occupancy expense increased $32,000 or
12.40 percent and totaled $290,000 for the six months ended December 31, 1995. One-time real estate and property tax refunds were received in the quarter ended September 30, 1994 which explains why the total expenses were lower during that time period. Other operating expenses decreased by 24.02 percent or $306,000 for the six months ended December 31, 1995 as compared to December 31, 1994. This decrease is attributable to lower expenses resulting from the conversion to an in-house computer system and a reduction in FDIC expense.
Tax expense for the six months ended December 31, 1995 was $666,000, compared to $576,000 for the prior year, an increase of $90,000 or 15.63 percent, due to increased levels of earnings before tax.

LIQUIDITY:

Bancorp's liquidity is a measurement of its ability to raise cash when needed without an adverse impact on profits. Primary sources of asset liquidity are securities maturing or having a call feature within one year, time deposits in other banks, federal funds sold, term funds sold, and banker's acceptances. All of these sources combined totaled $17,235,000 at December 31, 1995. In addition, the Bancorp has $34,000 in student loans which are committed to be sold when their deferment period ends and $130,000 in mortgage loans being held for sale into the secondary market. The factors which have and will continue to affect the general liquidity of the Bancorp are increasing loan demand and the continued offering of a deposit instrument based primarily on money market rates. All of these factors have contributed to the liquidity ratio (net cash, short term investments and other marketable assets to volatile liabilities) of 21.89 percent on December 31, 1995. At December 31, 1995 Bancorp had unfunded loan commitments of $34,069,000, primarily available balance on customer lines of credit, and outstanding letters of credit of $495,000. However, management expects many of these will expire without being used. In addition, the Bancorp intends to continue the sale of newly originated fixed rate residential mortgages into the secondary market for the foreseeable future.

The asset/liability committee continues to review the matching of loan demand with deposits, and maturities of assets and liabilities to help ensure the level of liquidity remains satisfactory. The asset/liability committee has managed the rate sensitive assets and liabilities during the first six months of fiscal 1996, and at December 31, 1995, the Bancorp's one year gap position was slightly negative.

CAPITAL RESOURCES:

The Bank and Bancorp are subject to regulations established by their respective regulators, which require the maintenance of established levels of capital and, as a result, limit the amount of dividends which may be paid by the companies. The ability of Bancorp to pay dividends depends primarily upon the ability of the Bank to pay dividends to the Bancorp. The Bank is regulated by the Indiana Department of Financial Institutions and the FDIC, while the Bancorp is subject to the regulations issued by the Federal Reserve Board. These regulations establish minimum levels of Tier I (as defined) capital to total assets (the leverage ratio) and minimum levels of Tier I and Total Capital (as defined) to risk-based assets. Also, FDIC regulations establish various levels of capital compliance. Under these regulations, a "well capitalized" financial institution must maintain a leverage ratio of at least 5 percent, a Tier I risk-based capital ratio of at least 6 percent and a total risk-based capital ratio of at least 10 percent. Institutions which do not meet these guidelines are subject to higher deposit insurance assessments and, in certain cases, operational restrictions. Presented below are the Bancorp's actual capital ratios as of December 31, 1995:


                     Tier I Capital                  $23,506,000
                     Total Capital                   $25,861,000
                     Risk Weighted Assets           $188,018,000
                     Leverage Ratio                        10.17%
                     Risk-based Capital; Tier I            12.50%
                     Total Risk-based Capital              13.75%



On October 9, 1995, the Bancorp declared a $.40 per share quarterly dividend, totaling $231,000, payable November 15, 1995 to shareholders of record as of October 9, 1995. In addition, on January 8, 1996 the Bancorp declared a $.40 per share quarterly dividend totaling $231,000, payable February 15, 1996 to shareholders of record as of January 8, 1996. The book value of common stock on December 31, 1995 was $40.94 per share, based on 577,058 shares outstanding.

                           PART II  OTHER INFORMATION
                              THE FARMERS BANCORP
                               December 31, 1995

Item 1.  LEGAL PROCEEDINGS

The Bancorp is not a party to any material pending legal proceedings before any court, regulatory authority, administrative agency or other tribunal. Further, the Bancorp is not aware of the threat of any such proceeding.

As a part of its ordinary course of business, the Bank is a party to several lawsuits involving a variety of claims and in the collection of delinquent accounts. All such litigation is incidental to the Bank's business. No litigation is pending or, to the Bank's knowledge, threatened in which the Bank faces potential loss or exposure which would have a material adverse effect upon the financial condition of the Bank. The Bancorp and the Bank are not involved in any administrative or judicial proceedings arising under any Federal, State or Local provisions which have been enacted or adopted to regulate the discharge of materials into the environment or otherwise relating to the protection of the environment.

Item 2.  CHANGES IN SECURITIES

None to be reported.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None to be reported.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None to be reported.

Item 5.  OTHER INFORMATION

None to be reported.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     A.  Exhibits - None to be reported.

     B.  Form 8-K - None to be reported.

















                                  Page 17 of 18

                           PART II OTHER INFORMATION
                              THE FARMERS BANCORP
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              THE FARMERS BANCORP
                                  (Registrant)


Date  February 8,1996
                                        Tom Rohrabaugh, President
                                         (Principal Executive Officer)



Date  February 8, 1996
                                         Karen I. Miller
                                         Vice President and Treasurer
                                         (Principal Financial and Accounting
                                         Officer)