Form 10-Q/A
period 1995-12-31
FARMERS BANCORP
filed 1996-04-16
CIK 730726

[ARTICLE] 9
[MULTIPLIER] 1000

[PERIOD-TYPE]                   6-MOS
[FISCAL-YEAR-END]                          JUN-30-1996
[PERIOD-START]                             JUL-01-1995
[PERIOD-END]                               DEC-31-1995
[CASH]                                           10222
[INT-BEARING-DEPOSITS]                            5000
[FED-FUNDS-SOLD]                                  4300
[TRADING-ASSETS]                                     0
[INVESTMENTS-HELD-FOR-SALE]                      20238
[INVESTMENTS-CARRYING]                           22161
[INVESTMENTS-MARKET]                             22527
[LOANS]                                         159730
[ALLOWANCE]                                       2735
[TOTAL-ASSETS]                                  231105
[DEPOSITS]                                      188456
[SHORT-TERM]                                     12402
[LIABILITIES-OTHER]                               6621
[LONG-TERM]                                          0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                          2885
[OTHER-SE]                                       20471
[TOTAL-LIABILITIES-AND-EQUITY]                  231105
[INTEREST-LOAN]                                   7307
[INTEREST-INVEST]                                 1291
[INTEREST-OTHER]                                   459
[INTEREST-TOTAL]                                  9057
[INTEREST-DEPOSIT]                                3710
[INTEREST-EXPENSE]                                4169
[INTEREST-INCOME-NET]                             4888
[LOAN-LOSSES]                                      240
[SECURITIES-GAINS]                                   5
[EXPENSE-OTHER]                                   3457
[INCOME-PRETAX]                                   1934
[INCOME-PRE-EXTRAORDINARY]                        1934
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                      1268
[EPS-PRIMARY]                                     2.20
[EPS-DILUTED]                                     2.20
[YIELD-ACTUAL]                                    8.53
[LOANS-NON]                                       1350
[LOANS-PAST]                                       173
[LOANS-TROUBLED]                                   463
[LOANS-PROBLEM]                                    370
[ALLOWANCE-OPEN]                                  2349
[CHARGE-OFFS]                                      215
[RECOVERIES]                                       361
[ALLOWANCE-CLOSE]                                 2735
[ALLOWANCE-DOMESTIC]                              1266
[ALLOWANCE-FOREIGN]                                  0
[ALLOWANCE-UNALLOCATED]                           1469