Form 10-Q
period 1996-03-31
FARMERS BANCORP
filed 1996-05-14
CIK 730726

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                    Quarterly Report Under Section 13 or 15 (d)
                       of the Securities Exchange Act of 1934



                        For Quarter Ended March 31, 1996
                         Commission file number 2-87246

                     THE FARMERS BANCORP, FRANKFORT, INDIANA
             (Exact name of registrant as specified in its charter)


                   INDIANA                               35-1565713

            (State of incorporation)                 (I.R.S. Employer
                                                   (Identification No.)

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
Yes  x     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  CLASS              OUTSTANDING AT MARCH 31, 1996


       common stock, no par value                    577,058












                            Page 1 of 15


                                  FORM 10-Q

                                     INDEX



Part I.  Financial Information:                                  Page

   Item 1.  Financial Statements:

            Consolidated Statements of Condition                   3

            Consolidated Statements of Income                      4

            Consolidated Statements of Changes in
            Stockholders' Equity                                   5

            Consolidated Statements of Cash Flows                  6

            Notes to Consolidated Financial Statements             7

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                  8-13

Part II. Other Information:

   Item 1.  Legal Proceedings                                     14

   Item 2.  Changes in Securities                                 14

   Item 3.  Defaults upon Senior Securities                       14

   Item 4.  Submission of Matters to a Vote of Security Holders   14

   Item 5.  Other Information                                     14

   Item 6.  Exhibits and Reports on Form 8-K                      14

            Signatures                                            15

               PART I,  FINANCIAL INFORMATION
               ITEM 1:  FINANCIAL STATEMENT
                   THE FARMERS BANCORP
             CONSOLIDATED STATEMENTS OF CONDITION
                   (Dollars in Thousands)

               ASSETS
                                           March 31       June 30
                                             1996           1995
                                             -----------------------
Cash and due from banks                        6293           8585
Federal funds sold                             3900           6800
Money market investments                       6100           3700
                                             -----------------------
   Total cash and cash equivalents            16293          19085

Available-for-sale securities                 20040          12181
Investment securities                         20131          28833
Loans held for sale                             472            863
Total loans                                  163065         155777
   Allowance for loan losses                  -2632          -2348
                                             -----------------------
     Net loans                               160433         153429
Premises and equipment                         4676           4326
Accrued income and other assets                7415           7315
                                             -----------------------
     Total Assets                            229460         226032
                                             =======================
               LIABILITIES
Deposits
   Demand                                     21490          22038
   Savings                                    67871          58343
   Time, $100,000 and over                    17044          14593
   Other time                                 82431          80580
                                             -----------------------
                                             188836         175554

Short-term borrowings                          8866          20691
Other borrowings                               5633           5174
Accrued interest payable                       1017            831
Other liabilities                              1311            961
                                             -----------------------
     Total Liabilities                       205663         203211

               SHAREHOLDERS' EQUITY
Common stock, (no par value- 600,000 shares authorized
   and 577,058 shares issued and outstanding)  2885           2885
Additional paid-in capital                     5101           5101
Retained earnings                             15802          14753
Net unrealized gain on available-for-sale
   securities (net of tax)                        9             82
                                             -----------------------
     Total Shareholders' Equity               23797          22821
                                             -----------------------
  Total Liabilities & Shareholders' Equity   229460         226032
                                             =======================
See accompanying notes to consolidated financial statements

                            Page 3 of 15
               PART I,  FINANCIAL INFORMATION
                ITEM 1:  FINANCIAL STATEMENT
                     THE FARMERS BANCORP
               CONSOLIDATED STATEMENTS OF INCOME
          (Dollars in Thousands except Per Share Amounts)



                                       Three Months       Nine Months
                                     Ended March 31     Ended March 31
                                      1996     1995      1996    1995
                                    ----------------     --------------
Interest Income:
   Interest and fees on loans         3650     3299       10957  9810
   Interest on securities:
     Taxable                           502      608        1520  1897
     Tax exempt                        130      148         403   409
   Interest on short-term investments  154       58         613   242
                                    ----------------     --------------
         Total Interest Income        4436     4113       13493 12358
Interest Expense:                   ----------------     --------------
   Interest on deposits               1860     1672        5570  4808
   Interest on short-term borrowings   102       77         418   274
   Interest on other borrowings         74       52         217   137
                                    ----------------     --------------
         Total Interest Expense       2036     1801        6205  5219
                                    ----------------     --------------
         Net Interest Income          2400     2312        7288  7139
Provision for loan losses              120       50         360   169
                                    ----------------     --------------
                                      2280     2262        6928  6970
Other income:                       ----------------     --------------
   Trust fees                           61      173         182   220
   Service charge income               176      163         534   494
   Security gains (losses)               0        8           5     8
   Other                               176      124         435   368
                                    ----------------     --------------
          Total Other Income           413      468        1156  1090
Other expenses:                     ----------------     --------------
   Salaries and employee benefits      978      872        2894  2674
   Occupancy expense                   153      151         443   409
   Equipment expense                   144      142         427   402
   Other operating expenses            706      560        1674  1834
                                    ----------------     --------------
          Total Other Expense         1981     1725        5438  5319
                                    ----------------     --------------
         Income Before Income Tax      712     1005        2646  2741
Less:  Income taxes                    239      337         905   913
                                    ----------------     --------------
     Net Income                        473      668        1741  1828
Per share data:                     ================     ==============
   Net income per share                .82     1.16        3.02  3.17
                                    ================     ==============
   Dividends per share                 .40      .38        1.20  1.14
                                    ================     ==============
See accompanying notes to consolidated financial statements

             PART I,  FINANCIAL INFORMATION
               ITEM 1:  FINANCIAL STATEMENT
                 THE FARMERS BANCORP
            CONSOLIDATED STATEMENTS OF CHANGES
                IN SHAREHOLDERS' EQUITY
                 (Dollars in Thousands)


                                   1995         1994
                                  -------------------
Balance - June 30                  22821        21191

Net Income                          1741         1828

Dividends                           (692)        (658)

Change in net unrealized gain on
  available-for-sale securities      (73)           2
                                  -------------------
Balance - March 31                 23797        22363
                                  ===================




See accompanying notes to consolidated financial statements

                                 PART I, FINANCIAL INFORMATION
                                  ITEM I:  FINANCIAL STATEMENT
                                      THE FARMERS BANCORP
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Dollars in Thousands)

                                                       Nine Months Ended
                                                           March 31
CASH FLOWS FROM OPERATING ACTIVITIES                     1996     1995

Net income                                               1741     1828
Adjustments to reconcile net income to net cash
  from operating activities                              1687      133
                                                       ---------------
     Net cash from operating activities                  3428     1961

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities and principal repayments on
    available-for-sale securities                        3208     5481
   Purchases of available-for-sale securities           -6192    -2763
   Proceeds from maturities and principal repayments
    on investment securities                            10718     5773
   Purchase of investment securities                    -7069    -3108
   Loans made to customers, net of principal
    collections thereon                                 -7364    -5820
   Net change in interest-bearing balances with
    financial institutions                                  0      900
   Purchase of life insurance policies                    -26        0
   Property and equipment expenditures                   -719     -827
                                                       ---------------
     Net cash from investing activities                 -7444     -364

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase/(decrease) in deposits                  13282     3003
   Net increase/(decrease) in short term borrowings    -11825    -5383
   Proceeds from other borrowings                        1650     2282
   Repayment of other borrowings                        -1191     -208
   Dividends paid                                        -692     -658
                                                       ---------------
     Net cash from financing activities                  1224     -964
                                                       ---------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                 -2792      633

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR          19085     8158
                                                       ---------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                16293     8791
                                                       ===============





See accompanying notes to consolidated financial statements

                        PART I  FINANCIAL INFORMATION
                        ITEM 1:  FINANCIAL STATEMENTS
                            THE FARMERS BANCORP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               March 31, 1996

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

NOTE 2 - ACCOUNTING CHANGE

In May, 1993, the Financial Accounting Standards Board issued Financial Accounting Standard (FAS) No. 114, "Accounting By Creditors For Impairment of a Loan". FAS No. 114 as amended by FAS No. 118 requires that allowances for loan losses on impaired loans be determined using the present value of estimated future cash flows of the loan, discounted at the loans's effective interest rate. A loan is considered to be impaired when it is probable that all principal and interest amounts will not be collected according to the loan contract. FAS No. 114 and No. 118 are effective for fiscal year beginning after December 15, 1994. The Bancorp adopted FAS No. 114 and No. 118, as required, on July 1, 1995. Accordingly, on July 1, 1995, management identified $1,234,000 of loans as impaired and allocated $215,000 of the Bank's $2.3 million reserve for loan losses for those loans. At March 31, 1996 management has identified $1,152,000 of loans as impaired and allocated $125,000 of the Bank's $2.6 million reserve for loans losses for those loans.

                       PART I  FINANCIAL INFORMATION
                ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              THE FARMERS BANCORP

                                 March 31, 1996

FINANCIAL CONDITION:

Total assets increased 1.52 percent from June 30, 1995 to March 31, 1996 and totaled $229,460,000 at period end. During the nine months ended March 31, 1996 $13,011,000 was used to purchase investments. However, during the same period, $13,642,000 of investments matured, were repaid or were called prior to their maturity. As a result, total investments decreased $843,000 or 2.06 percent. The security gain of $5,000 was due to an investment being called. The following table presents, in thousands, the amortized cost and fair value of investments:

MARCH 31, 1996      Amortized     Gross              Gross        Fair
                       Cost   Unrealized Gains  Unrealized Losses  Value

Investment Securities  $20,131        $295             ($119)    $20,307
Available-for-sale
 Securities             20,025         111               (96)     20,040

JUNE 30,  1995

Investment Securities   28,833         416              (205)     29,044
Available-for-sale
   Securities           12,047         161               (27)     12,181


In December 1995, pursuant of new accounting guidance, the Bancorp transferred $5,010,000 of investment securities to the available-for-sale category. These investments were primarily corporate notes. Other assets totaled $7,415,000 at March 31, 1996, and include insurance policies with a current cash surrender value of $4,285,000 that were purchased in conjunction with the formation of deferred compensation and death benefit programs.

Other borrowings increased to $5,633,000 and consist primarily of Federal Home Loan Bank advances which were $5,070,000 at March 31, 1996. The Bank utilized this source to fund certain commercial real estate loans. These advances require annual principal payments, and have a final maturity of September, 2000. The Bank may occasionally utilize this source of credit to maintain liquidity, as well as to fund specific loans. In addition, the Bank entered into a lease purchase arrangement during 1994. For financial reporting purposes, the lease is considered to be a capital lease and other borrowings include the remaining present value of future lease payments of $563,000.

RESULTS OF OPERATIONS:

The Bancorp reported net income, for the first nine months of the fiscal year ending June 30, 1996 of $1,741,000, as compared to $1,828,000 for the prior year. Earnings per share were $3.02 and $3.17, respectively, based on an average of 577,058 shares outstanding for the nine months ended March 31, 1996 and March 31, 1995. The factors that most affected 1996's performance, as compared to 1995 are: increasing loan demand, a shift in mix of earning assets from investments at lower yields to loans at higher yields, decreased FDIC expense, and lower expenses resulting from the conversion to an in-house computer system.

Total interest income was $13,493,000 for the nine months ended March 31, 1996, compared to $12,358,000 for the nine months ended March 31,
1995, an increase of 9.18 percent.   Loans, including those held for
sale, increased $10,363,000, or 6.77 percent, from March 31, 1995 to March 31, 1996. Interest and fees on loans totaled $10,957,000 for the nine months ended March 31, 1996, compared to $9,810,000 for the nine months ended March 31, 1995, an increase of $1,147,000, or 11.69 percent. Investments decreased $5,284,000, or 11.62 percent, from March 31, 1995 to March 31, 1996, and interest income on investments decreased by $383,000 as a result of decreased volume and yield on investments. Total interest expense was $6,205,000 for the nine months ended March 31, 1996, compared to $5,219,000 for the same period in 1995, an increase of $986,000, or 18.89 percent. Total interest bearing deposits and repurchase agreements increased $10,358,000, or 6.25 percent from March 31, 1995 to March 31, 1996. Interest bearing transaction account balances increased $7,207,000 from March 31, 1995 to March 31, 1996, and time deposits outstanding increased $10,092,000 for the same period. Repurchase agreements decreased approximately $6,941,000 or 43.91 percent, from March 31, 1995 to March 31, 1996, as not as many corporate customers utilized the Bank's Sweep Agreement.

Average earning assets increased to $213,865,000 during the nine months ended March 31, 1996. This represents an approximate increase of 5.13 percent compared to $203,422,000 for the nine months ended March 31, 1995. The tax-equivalent yield on average earning assets was 8.52 percent for the nine months ended March 31, 1996, compared to 8.21 percent for the nine months ended March 31, 1995. Total interest expense to average interest bearing liabilities was 4.53 percent for the nine months ended March 31, 1996, compared to 4.00 percent for the nine months ended March 31, 1995. This results in a tax-equivalent net interest margin (net tax-equivalent interest income divided by average earning assets) of 4.66 percent and 4.68 percent for the nine months ended March 31, 1996 and 1995, respectively. The increase in average earning assets offset the decline in margin, and resulted in net interest income increasing by $149,000, or 2.09 percent. The decrease in interest margin is a trend that management anticipates will slowly continue.

The provision for loan losses increased $191,000 or 113.02 percent to $360,000 for the nine months ended March 31, 1996, compared to $169,000 for the nine months ended March 31, 1995. Net chargeoffs (recoveries) for the nine months ended March 31, 1996 totaled $76,000. Net chargeoffs (recoveries) by loan type aggregated $(23,000) for commercial and agricultural loans, $78,000 for consumer loans, $0 for real estate loans, and $21,000 for credit card loans. On March 31, 1996, the allowance for loan losses totaled $2,632,000 or 1.61 percent of loans, compared to $2,348,000 or 1.50 percent of loans on June 30, 1995, and $2,269,000 or 1.49 percent of loans at March 31, 1995. The provision is determined by management based upon a detailed review of the risk factors affecting the loan portfolio, including changes in the portfolio's size and mix, past loan loss experience, and the financial condition of borrowers in the prevailing economic environment. Reserves are allocated based upon the Bank's historical loss experience, adjusted for recent loss trends, the economic environment, current levels of non-performing loans, and management's expectations for the future.

The Bancorp's Loan Review function develops a quarterly "watch list" report representing loans with more than a normal degree of risk. These credits are reviewed and, as needed, specific allocations of the reserve are made for specific loans to provide for potential loss exposure. Effective July 1, 1995, the Bank adopted FAS 114. This new accounting standard requires reserves for loans designated as "impaired" to be determined based upon the present value of estimated future cash flows or the present value of collateral securing the loans as opposed to undiscounted values. Accordingly, management has designated $1,152,000 of loans as impaired at March 31, 1996 and allocated $125,000 of the allowance for loan losses to such loans, as compared to $1,234,000 and $225,000 respectively as of July 1, 1995. Management has historically reviewed individual problem credits and allocated reserves based on discounted collateral values, when appropriate. Accordingly, the adoption of FAS 114 did not significantly affect management's analysis of the adequacy of the reserve for loan losses or materially increase the amount of the allowance allocated to specific problem credits. A summary of management's calculation of the adequacy of the Bank's loan loss reserve is presented below for both March 31, 1996 and March 31, 1995.

                                              March 31,
                                          1996        1995
Specific Allocations:
  Allocated to impaired loans        $  125,000  $      -0-
  Allocated to other loans              407,000   1,221,000
  Allocated to types of loans           552,000     741,000
                                     ----------  ----------
                                      1,084,000   1,962,000
Unallocated                           1,548,000     307,000
                                     ----------  ----------
ACTUAL BALANCE OF RESERVE            $2,632,000  $2,269,000
                                     ==========  ==========

The Bancorp received lower levels of paybacks from most of its agricultural customers from the 1995 crop season. This was due to unfavorable weather conditions during the summer. Management continues to monitor and evaluate individual credits to forecast expected levels of loan repayment, collateral values and attendant loss exposure.

Non-performing loans, consisting of non-accrual loans, restructured loans and those over 90 days past due, decreased to $2,441,000 at March 31, 1996, compared to $2,491,000 at June 30, 1995. Non-performing loans at March 31, 1996 represented 1.49 percent of total loans and 92.74 percent of the Reserve for Loan Losses. The following table shows the composition of non-performing loans at both period ends.

                                 March 31,                   June 30,
                                   1996                        1995

Real Estate Loans              $   80,000 (2)             $   47,000
Consumer Loans                    165,000                     22,000
Commercial and Agricultural     2,196,000 (3)              2,422,000(1)
                               ----------                 ----------
                               $2,441,000                 $2,491,000
                               ==========                 ==========


Notes:
  1. Includes five agricultural loans totaling $1,173,000 on non-accrual, two agricultural credits past due more than 90 days in the amount of $341,000, two commercial loans past due more than 90 days totaling $200,000, four restructured agricultural loans totaling $658,000, and one restructured commercial loan in the amount of $50,000.
  2. Includes one residential mortgage totaling $20,000 on non-accrual, two residential mortgages totaling $41,000 past due more than 90 days, and one farm mortgage loan totaling $19,000 past due more than 90 days.
  3. Includes five agricultural loans totaling $791,000 on non-accrual, two commercial real estate loans totaling $361,000 on non-accrual, one agricultural loans past due more than 90 days in the amount of $355,000, one commercial loan past due more than 90 days in the amount of $49,000, three restructured agricultural loans totaling $353,000, one commercial restructured loan in the amount of $41,000, and one restructured agricultural loan past due more than 90 days in the amount of $246,000. The nonaccrual loans are deemed to be impaired, as defined by FAS No. 114.

Non-interest income increased 6.06 percent or $66,000 to $1,156,000 for the nine months ended March 31, 1996, compared to $1,090,000 for the nine months ended March 31, 1995. Other income consists of gains on the sale of mortgage loans, commissions on credit life insurance sales, and safe deposit box rent.

Non-interest expense increased 2.24 percent or $119,000 and totaled $5,438,000 for the nine months ended March 31, 1996, compared to $5,319,000 for the nine months ended March 31, 1995. Salaries and employee benefits increased 8.23 percent or $220,000, to $2,894,000. Occupancy expense increased $34,000 or 8.31 percent and totaled $443,000 for the nine months ended March 31, 1996. One-time real estate and property tax refunds were received in the quarter ended September 30, 1994 which explains why the total expenses were lower during that time period. Other operating expenses decreased by 8.72 percent or $160,000 for the nine months ended March 31, 1996 as compared to March 31, 1995. This decrease is attributable to lower expenses resulting from the conversion to an in-house computer system and a reduction in FDIC expense. Other operating expenses increased $256,000 for the quarter ended March 31, 1996 as compared to the quarter ended March 31, 1995. The Bank built a new facility in Sheridan, Indiana and razed the old facility. The remaining book value of the old facility was approximately $175,000 and was expensed in March 1996. Tax expense for the nine months ended March 31, 1996 was $905,000, compared to $913,000 for the prior year, a decrease of $8,000 or .88 percent.

LIQUIDITY:

Bancorp's liquidity is a measurement of its ability to raise cash when needed without an adverse impact on profits. Primary sources of asset liquidity are securities maturing or having a call feature within one year, time deposits in other banks, federal funds sold, term funds sold, and banker's acceptances. All of these sources combined totaled $17,986,000 at March 31, 1996. In addition, the Bancorp has $31,000 in student loans which are committed to be sold when their deferment period ends and $441,000 in mortgage loans being held for sale into the secondary market. The factors which have and will continue to affect the general liquidity of the Bancorp are increasing loan demand and the continued offering of a deposit instrument based primarily on money market rates. All of these factors have contributed to the liquidity ratio (net cash, short term investments and other marketable assets to volatile liabilities) of 22.07 percent on March 31, 1996. At March 31, 1996 Bancorp had unfunded loan commitments of $38,773,000, primarily available balance on customer lines of credit, and outstanding letters of credit of $480,000. However, management expects many of these will expire without being used. In addition, the Bancorp intends to continue the sale of newly originated fixed rate residential mortgages into the secondary market for the foreseeable future.








                            Page 12 of 15
LIQUIDITY: (cont.)

The asset/liability committee continues to review the matching of loan demand with deposits, and maturities of assets and liabilities to help ensure the level of liquidity remains satisfactory. The asset/liability committee has managed the rate sensitive assets and liabilities during the first nine months of fiscal 1996, and at March 31, 1996, the Bancorp's one year gap position was slightly negative.

CAPITAL RESOURCES:

The Bank and Bancorp are subject to regulations established by their respective regulators, which require the maintenance of established levels of capital and, as a result, limit the amount of dividends which may be paid by the companies. The ability of the Bancorp to pay dividends depends primarily upon the ability of the Bank to pay dividends to the Bancorp. The Bank is regulated by the Indiana Department of Financial Institutions and the FDIC, while the Bancorp is subject to the regulations issued by the Federal Reserve Board. These regulations establish minimum levels of Tier I (as defined) capital to total assets (the leverage ratio) and minimum levels of Tier I and Total Capital (as defined) to risk-based assets. Also, FDIC regulations establish various levels of capital compliance. Under these regulations, a "well capitalized" financial institution must maintain a leverage ratio of at least 5 percent, a Tier I risk-based capital ratio of at least 6 percent and a total risk-based capital ratio of at least 10 percent. Institutions which do not meet these guidelines are subject to higher deposit insurance assessments and, in certain cases, operational restrictions. Presented below are the Bancorp's actual capital ratios as of March 31, 1996:


                     Tier I Capital                  $23,754,000
                     Total Capital                   $25,958,000
                     Risk Weighted Assets           $175,912,000
                     Leverage Ratio                        10.35%
                     Risk-based Capital; Tier I            13.50%
                     Total Risk-based Capital              14.76%



On October 9, 1995, the Bancorp declared a $.40 per share quarterly dividend, totaling $231,000, payable November 15, 1995 to shareholders of record as of October 9, 1995. In addition, on January 8, 1996 the Bancorp declared a $.40 per share quarterly dividend totaling $231,000, payable February 15, 1996 to shareholders of record as of January 8, 1996. Also, on April 8, 1996, the Bancorp declared a $.42 per share quarterly dividend totaling $242,000, payable May 15, 1996 to shareholders of record as of April 8, 1996. The book value of common stock on March 31, 1996 was $41.24 per share, based on 577,058 shares outstanding.

                           PART II  OTHER INFORMATION
                              THE FARMERS BANCORP
                                March 31, 1996

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

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     A.  Exhibits #27 - Financial data statement as of March 31, 1996

     B.  Form 8-K - None to be reported.













                            Page 14 of 15
                           PART II OTHER INFORMATION
                              THE FARMERS BANCORP
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              THE FARMERS BANCORP
                                  (Registrant)


Date:  May 13, 1996                    -------------------------------

                                        Tom Rohrabaugh, President
                                         (Principal Executive Officer)



Date:  May 13, 1996                    --------------------------------

                                         Karen I. Miller
                                         Vice President and Treasurer
                                         (Principal Financial and
                                          Accounting Officer)