Form 10-Q/A
period 1996-03-31
FARMERS BANCORP
filed 1996-05-17
CIK 730726

FORM 10-Q/A
                                   AMENDMENT #1
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

                               OTHER INFORMATION
                              THE FARMERS BANCORP
                                March 31, 1996


     A.  Exhibit #27 - Financial data statement as of March 31, 1996

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