Form 10-Q/A
period 1995-12-31
FARMERS BANCORP
filed 1996-05-30
CIK 730726

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

                               OTHER INFORMATION
                              THE FARMERS BANCORP
                               December 31, 1995


     A.  Exhibit #27 - Financial Data Schedule as of December 31, 1995.

                           PART II OTHER INFORMATION
                              THE FARMERS BANCORP
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              THE FARMERS BANCORP
                                  (Registrant)


Date  February 8, 1996
                                        Tom Rohrabaugh, President
                                         (Principal Executive Officer)



Date  February 8, 1996
                                         Karen I. Miller
                                         Vice President and Treasurer
                                         (Principal Financial and Accounting
                                         Officer)