Form 10-K
period 1996-06-30
FARMERS BANCORP
filed 1996-09-26
CIK 730726

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                    For the Fiscal Year Ended June 30, 1996
                        Commission File Number 2-87246

                    THE FARMERS BANCORP, FRANKFORT, INDIANA
            (Exact name of registrant as specified in its charter)

             INDIANA                               35-1565713
(State of Incorporation)                       (I.R.S. Employer
                                                Identification No.)


              P.O. Box 129                           46041-0129
           Frankfort, Indiana                        (Zip Code)
(Address of Principal Executive Offices)

                                 317-654-8731
             (Registrant's Telephone Number, Including Area Code)

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:
                                     None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes...X
No....

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ..X..

The issuer had $19.6 million in gross income for the year ended June 30, 1996.

As of September 9, 1996 the aggregate estimated market value of the voting stock held by non-affiliates of the registrant was $25,967,610.

As of September 9, 1996 there were outstanding 577,058 common shares, without par value, of the registrant.


                             Exhibit Index page 77


                                                           Page 1 of 80



                          FORM 10-K TABLE OF CONTENTS

Part I.                                                   PAGE

  Item 1.   Business                                        3-7
  Item 2.   Properties                                       7
  Item 3.   Legal Proceedings                                8
  Item 4.   Submission of Matters to a Vote of
            Security Holders                                 8

Part II.

  Item 5.   Market for the Registrant's Common Equity
            and Related Stockholder Matters                 8-9
  Item 6.   Selected Financial Data                          10
  Item 7.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations  11-39
  Item 8.   Financial Statements and Supplementary Data    40-67
  Item 9.   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure            68

Part III.

  Item 10.  Directors and Executive Officers of the
            Registrant                                     68-71
  Item 11.  Executive Compensation                         71-72
  Item 12.  Security Ownership of Certain Beneficial
            Owners and Management                          73-75
  Item 13.  Certain Relationships and Related
            Transactions                                     76

Part IV.

  Item 14.  Exhibits, Financial Statement Schedules
            and Reports on Form 8-K                          77

Signatures                                                 78-79

Exhibit 21                                                   80

















                                                           Page 2 of 80

Part I
Item 1  BUSINESS

DESCRIPTION OF THE FARMERS BANCORP, FRANKFORT, INDIANA

The Farmers Bancorp, Frankfort, Indiana ("Bancorp"), an Indiana Corporation, was incorporated on May 26, 1983 for the purpose of acquiring all the outstanding common stock of The Farmers Bank, Frankfort, Indiana ("Bank"). All of the directors and executive officers of the Bancorp are also directors or executive officers of the Bank. On October 20, 1983, the Bancorp was approved by the FEDERAL RESERVE BOARD to become a bank holding company. The Bancorp is not aware of any persons or group which qualify as a parent, that is, have control over its operations.

There have been no material changes or developments in the business done or intended to be done by the Bancorp or by the Bank during this year.

BUSINESS

The Bancorp and the Bank are engaged in the business of banking. The principal source of income for the Bancorp is earnings generated by the Bank. The principal business activity of the Bancorp is to support the Bank. The Bancorp supports regulatory compliance, legal issues, and strategic planning for future expansion. See the Business Section of the Bank on page 5 for a detailed description of the Bank's activities.

REGULATION AND SUPERVISION

As a bank holding company, the Bancorp is regulated and supervised by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). It is required to file reports with the Federal Reserve and such additional information as the Federal Reserve may require pursuant to the Bank Holding Company Act of 1956, as amended (the "Holding Company Act"). The Federal Reserve may also make examinations of the Bancorp and its subsidiary and subsidiaries which may be acquired in the future. The Federal Reserve has the authority to issue cease-and-desist orders against bank holding companies and their non-bank subsidiaries if the Federal Reserve determines that their actions represent an unsafe and unsound practice or a violation of law.

The acquisition of banking subsidiaries by bank holding companies is subject to the jurisdiction, and requires the prior approval, of the Federal Reserve and, for institutions chartered in Indiana, the Indiana Department of Financial Institutions (the "Department"). Effective July 1, 1992 Indiana law permitted a bank holding company resident in the State of Indiana to acquire banking subsidiaries in any state or to be acquired by bank holding companies in any state, subject to certain limitations.

The non-bank activities of bank holding companies are also subject to the supervision of the Federal Reserve. Under the Holding Company Act, a bank holding company is, with limited exceptions, prohibited from acquiring direct or indirect ownership or control of any voting shares of a corporation which is not a bank or engaging in any activity other than managing or controlling banks.


                                                           Page 3 of 80
Part I
Item 1 BUSINESS (cont.)

REGULATION AND SUPERVISION (cont.)

A bank holding company, however, may engage in, or own shares of a corporation that engages solely in, activities which the Federal Reserve has determined to be so closely related to banking, or managing or controlling banks, as to be a proper incident thereto. If a bank holding company is of the opinion that other activities in the circumstances surrounding a particular case are closely related to banking, or managing or controlling banks, the bank holding company may apply to the Federal Reserve for approval to engage in the activity or acquire an interest in a corporation that engages in the activity.

A bank holding company and its subsidiaries are also prohibited from engaging in certain tie-in arrangements in connection with the extension of credit or the provision of any property or service. With certain exceptions, neither a bank holding company nor a bank, nor a subsidiary or affiliate of either, may extend credit, lease or sell property or furnish any services or fix or vary the consideration for the foregoing on the condition that (i) the customer must obtain or provide some additional credit, property or services from, or to, any of them, or
(ii) the customer may not obtain some credit, property or services from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of credit extended.

DESCRIPTION OF BANK

The Farmers Bank, Frankfort, Indiana ("Bank") was chartered June 17, 1876 under the laws of the State of Indiana. The main office of the Bank is in Frankfort, Indiana. The Bank has two branch offices in Frankfort, Indiana, one in Kirklin, Indiana, one in Michigantown, Indiana, one in Mulberry, Indiana, and one in Sheridan, Indiana. The branch building in Sheridan was demolished in early 1996 to make room for a new and larger facility on the same site. The Bank has one remote ATM unmanned branch in Frankfort, Indiana. A free standing ATM is located in the Wal-Mart store located east of Frankfort.

The Bank previously owned two subsidiary corporations. As discussed below, both of these corporations were dissolved during the year ended June 30, 1995.

FBF Corp. was a wholly owned subsidiary of the Bank and owned the land and buildings of various branches. The assets were liquidated into the Farmers Bank effective June 12, 1995.

FBF Financial Services, LTD was a wholly owned subsidiary of the Bank and was a registered broker/dealer offering investment products and services to its customers. This subsidiary was not meeting management's expectations, and was liquidated effective February 13, 1995. Another unrelated company continues to lease space within the Bank. This company sells life insurance related products, annuity products, and long-term health care. In addition, this company now sells securities including stocks, bonds and mutual funds and employs a certified financial planner.


                                                           Page 4 of 80
Part I
Item 1 BUSINESS (cont.)


BUSINESS

The Bank conducts a general banking business embracing all the usual functions of a commercial bank. The Bank also operates a Trust
Department serving in a fiduciary capacity with trusts, estates and guardianships.

The Bank makes and services both secured and unsecured loans to individuals, firms and corporations. The Bank's installment loan department makes both direct and indirect loans. The Bank makes a variety of residential, industrial, commercial and agricultural loans secured by real estate.

The Bank is the largest and oldest locally owned and headquartered commercial bank in Clinton County. The Bank operates under a conservative management philosophy and is dedicated to providing personal service coupled with competitive products and pricing. Management believes that local ownership allows the Bank to distinguish itself from competitors based on its established reputation, and local decision making authority. The Bank is seeking to capitalize on this advantage by continuing an aggressive growth strategy throughout Clinton County and contiguous counties. The Bank focuses on developing strong, primary banking relationships with businesses and individuals in its market area. The Bank's mission includes being a corporate leader in community service and supporting projects and organizations that enhance the quality of life through the utilization of the Bank's financial and human resources. The Bank's loan portfolio is diversified, locally oriented and does not include any foreign loans.

REGULATION AND SUPERVISION

The Bank, a subsidiary of the Bancorp, is a state bank and is supervised, regulated and examined by the Indiana Department of Financial Institutions ("IDFI"). The Bank, which is not a member of the Federal Reserve System, is also supervised and regulated by the Federal Deposit Insurance Corporation ("FDIC"). The deposits of the Bank are insured by the FDIC. Each regulator has the authority to issue cease-and-desist orders if it determines that activities of a bank regularly represent an unsafe and unsound banking practice or violation of law.

Branching by banks in Indiana, either through establishment de novo or acquisition, is subject to the jurisdiction, and requires the prior approval, of the bank's primary federal regulatory authority, as well as the IDFI if the branching bank is a state bank. Under current Indiana law, as amended in 1991 by the Indiana General Assembly, banks may establish branches anywhere within the State of Indiana.

Subsidiaries of bank holding companies are also subject to certain restrictions imposed by the Federal Reserve on the extension of credit to the bank holding company or any of its subsidiaries, on investment in the stock or other securities of the bank holding company or any of its subsidiaries, and in taking such stock or securities as collateral for loans.

                                                           Page 5 of 80
Part I
Item 1 BUSINESS (cont.)

REGULATION AND SUPERVISION (cont.)

The Bancorp and the Bank are subject to regulations that require the maintenance of a leverage ratio (tier one capital to adjusted total assets), a tier one risk-based capital (tier one capital to risk adjusted assets), and a total risk-based capital ratio (total capital to risk adjusted assets). During 1991, Congress passed the Federal Deposit Insurance Corporation Improvement Act (FDICIA). In addition to addressing the insurance fund's financial needs, FDICIA required the FDIC to promulgate regulations outlining specific regulatory actions that would occur when the capital level of a financial institution deteriorated beyond a specified level. An "adequately capitalized" financial institution is defined as one which has a leverage ratio of at least 4 percent, a tier one risk-based capital ratio of at least 4 percent, and a total risk-based capital ratio of at least 8 percent.
The level of deposit insurance assessments are also tied to the definitions prescribed by these regulations.

Compliance with these regulations limits the amount of dividends that may be paid by the companies. Refer to Note 13 of the Consolidated Financial Statements and management's discussion of Capital Resources (pages 34-35 and page 61) for more information about these requirements and compliance with them at June 30, 1996.

The results of operations of the Bank are affected by the credit policies of monetary authorities, particularly the Federal Reserve System. The instruments of monetary policy employed by the Federal Reserve System include open market operations in United States Government securities, changes in the discount rate charged for member bank borrowing and changes in reserve requirements assessed on member bank deposits. Federal Reserve System monetary policies have had significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. In view of the changing condition in the national economy and in the money markets, as well as the effect of actions by monetary fiscal authorities, including the Federal Reserve, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Bank.

PART I
ITEM 1  BUSINESS (cont.)

COMPETITION

The banking business is highly competitive. The Bank competes directly with one other bank located in Clinton County, Indiana, and with banks elsewhere. The main office and branch offices are located in a business/agricultural area of Clinton County and northwest Hamilton County. The Bank also competes with various savings banks, credit unions, finance companies and other non-bank financial institutions.

The trends of deregulation, increased competition among financial institutions, and increased competition with non-financial institutions seem likely to continue.




Part I
Item 2  PROPERTIES

The Bancorp owns no property. Its business requires minimal office space and uses the Bank's facilities.

The Bank's main office is located at 9 East Clinton Street, Frankfort, Indiana. The main office is owned by the Bank. The branches at Kirklin, Indiana, Michigantown, Indiana, and Mulberry, Indiana and one remote ATM branch in Frankfort, Indiana are also owned by the Bank. Two branch facilities in Frankfort, Indiana, and the branch at Sheridan, Indiana, are owned by the Bank but are located on leased property. A free standing ATM is located in the Wal-Mart store on the east edge of Frankfort.

PART I
ITEM 3  LEGAL PROCEEDINGS

The Bancorp is not a party to any pending legal proceedings before any court, regulatory or administrative agency or other tribunal. Further, the Bancorp is not aware of any litigation which is threatened against it in any court, regulatory or administrative agency or other tribunal.

As part of its ordinary course of business, the Bank is a party to several lawsuits involving a variety of claims and in the collection of delinquent accounts. All such litigation is incidental to the Bank's business. Bank management believes that no litigation is threatened or pending against the Bank in which the Bank faces potential loss or exposure which would have a material effect upon the financial condition of the Bank. The Bancorp and the Bank are not involved in any administrative or judicial proceedings arising under any Federal, State or Local provisions which have been enacted or adopted to regulate the discharge of materials into the environment or otherwise relating to the protection of the environment.


PART I
ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of fiscal year 1996 to a vote of security holders, through the solicitation of proxies or otherwise.


PART II
ITEM 5  MARKET FOR THE REGISTRANT'S COMMON EQUITY
        AND RELATED STOCKHOLDER MATTERS

MARKET

Shares of the common stock of the Bancorp are not traded on any established public trading market, but are purchased and sold privately by individual security holders primarily in the Clinton and surrounding county areas. While there have been some stock sales, privately traded at prices determined by individual buyer and seller, McDonald & Co. Securities, Inc. has been making a market for this stock. During the fiscal year ending June 30, 1996, there were various transfers of the common stock representing sales or exchanges, gifts, transfers to trust agreements, surviving joint tenants, transfers to decedents' estates and transfers resulting from the distribution of decedents' estates and trusts to heirs and beneficiaries. A total of 96,279 shares were transferred under the foregoing conditions during the fiscal year ended June 30, 1996.

PART II
ITEM 5 MARKET FOR THE REGISTRANT'S COMMON
        EQUITY AND RELATED STOCKHOLDER MATTERS (cont.)

The following table reflects the price range of Bancorp's common stock for fiscal 1996 and 1995. Management cannot verify these figures as they were furnished by McDonald & Co. Securities, Inc. The prices do reflect dealer markup which varies from 2 to 5 percent depending on each transaction.
                               Three Months Ended
                Sept 30      December 31      March 31      June 30
  Fiscal 1996
Price Range
 High            $ 34           $ 41             $ 43       $ 46
 Low               33             34               41         43

  Fiscal 1995
Price Range
 High              30             32               33         35 1/8
 Low               29             30               32         33


DIVIDENDS

The ability of the Bancorp to continue to pay dividends will depend on its earnings, financial condition and other factors as may be deemed appropriate in the determination of the Bancorp's dividend policy. Dividends paid by the Bancorp depend primarily on dividends paid by the Bank to Bancorp.

The dividends which the Bancorp may pay to its shareholders, and which the Bank may pay to the Bancorp are restricted by Indiana law and regulations of the IDFI, the FDIC, and the Federal Reserve Board. See Management's Discussion And Analysis Of Financial Condition And Results Of Operations - Capital Resources, pages 34 and 35. On June 30, 1996, there were 400 holders of record of Bancorp's common stock.

The cash dividends per share paid by the Bancorp for fiscal years ended 1996 and 1995 are as follows:

                                     1996
             PAYMENT DATE:                               AMOUNT
             August 15, 1995                              .40
             November 15, 1995                            .40
             February 15, 1996                            .40
             May 15, 1996                                 .42
                                                        -----
                              Total for 1996           $ 1.62
                                                        =====
                                     1995
             August 15, 1994                           $  .38
             November 15, 1994                            .38
             February 15, 1995                            .38
             May 15, 1995                                 .38
                                                        -----
                              Total for 1995           $ 1.52
                                                       ======

Part II
Item 6 SELECTED FINANCIAL DATA (Dollars in thousands, except per share data and ratios.)
                                      YEAR ENDED JUNE 30
                              1996     1995     1994     1993     1992
Income Statement Summary:
  Interest Income           $ 18,111 $ 16,658 $ 15,771 $ 16,125 $ 17,249
  Interest Expense             8,253    7,225    6,320    6,977    8,782
                            --------------------------------------------
  Net interest income          9,858    9,433    9,451    9,148    8,467
  Provision for loan losses      480      219      500    1,455      840
  Other operating income       1,486    1,468    1,586    1,718    1,254
  Other operating expenses     7,172    7,069    7,196    6,666    6,322
                            --------------------------------------------
  Income before income taxes   3,692    3,613    3,341    2,745    2,559
  Income tax expense           1,276    1,188    1,080      838      760
                            --------------------------------------------
      NET INCOME            $  2,416 $  2,425 $  2,261 $  1,907 $  1,799
 Per Share Data:            ============================================
  Earnings  (1)             $   4.19 $   4.20 $   3.92 $   3.30 $   3.11
  Cash Dividends Paid           1.62     1.52     1.40     1.32     1.28
  Book Value at Year End       41.81    39.55    36.72    34.20    32.22
RATIOS:
          Performance
  Return on Avg. Assets         1.05%    1.11%    1.05%     .93%     .92%
  Return on Avg. Equity        10.32    11.12    11.15    10.00    10.05
  Dividend Payout Ratio        38.69    36.16    35.73    40.00    41.16

          Asset Quality
  Net Charge-offs to Avg. Loans  .05%     .23%     .18%     .91%     .59%
  Allowance for Loan Losses to
   Loans at Year-End            1.57     1.50     1.68     1.65     1.58
  Allowance for Loan Losses to Non-
   performing Loans at Y/E    115.51    94.30    90.60    65.99    36.13
  Non-performing Loans to Total
   Loans at Year-End            1.36     1.59     1.85     2.51     4.37

          Capital Ratios
  Avg. Shareholders' Equity
    to Avg. Assets             10.18%    9.98%    9.43%    9.28%    9.12%
  Leverage Ratio               10.21    10.06     9.79     9.53     9.31
  Tot Risk-based Capital Ratio 14.21    13.83    13.30    14.26    14.57

Year End Balances:
  Assets                    $237,044 $226,032 $216,390 $207,063 $199,811
  Earning Assets  (2)        217,083  208,155  201,332  191,645  186,596
  Loans, Net (3)             171,307  154,292  145,099  132,317  120,815
  Deposits                   191,489  175,554  169,457  163,437  172,831
  Short-Term Borrowings       12,752   20,691   21,190   22,922    7,236
  Other Borrowings             6,259    5,175    3,075      -0-      -0-
  Shareholders' Equity        24,127   22,821   21,191   19,738   18,607

 (1) Earnings per share computations are based on the weighted average number of common shares outstanding during the years. The number of shares used in the computation was 577,058 for 1996, 1995 and 1994, 577,318 for 1993 and 577,552 for 1992.
(2)  Includes nonaccrual loans.
(3)  Includes loans held for sale.
                                                             Page 10 of 80

Part II
Item 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis is intended to address the significant factors affecting the Bancorp's financial condition and results of operations. It is designed to provide a more comprehensive review of the operating results and financial position than could be obtained from the analysis of the consolidated financial statements alone. It should, however, be read in conjunction with the consolidated financial statements and related notes and the Selected Financial Data included elsewhere herein.

OVERVIEW

Total assets of Bancorp increased $11,012,000, or 4.87 percent, from June 30, 1995 to June 30, 1996, and totaled $237,044,000 at June 30,
1996. Total loans, including loans held for sale, increased $17,408,000 or 11.11 percent, from June 30, 1995 to June 30, 1996, and totaled $174,049,000 as of June 30, 1996. Investments increased $1,920,000 or
4.76 percent, from June 30, 1995 to June 30, 1996, and totaled $42,264,000 as of June 30, 1996. This increase in loans and investments was funded by deposits and short-term borrowings which, combined, increased $7,996,000, or 4.07 percent over the prior year end. Funding was also provided by a $10.5 million decrease in short term investments (Fed Funds Sold and Money Market Investments) and a net $1.2 million increase in FHLB advances which totaled $5,735,000 as of June 30, 1996. These advances require periodic principal payments and are generally drawn to fund specific commercial loans originated by The Bank.

Bancorp reported net income of $2,416,000 in 1996, down .37 percent from $2,425,000 earned in 1995. Earnings per share was $4.19 in 1996, down from $4.20 per share in 1995. The small decrease resulted from a variety of offsetting changes including an increase in the provision for loan losses, expenses related to the demolition of a branch and higher compensation expenses which more than offset the increase in net interest income.

1995 net income increased 7.25 percent over the $2,261,000 earned in 1994. The increase in 1995 earnings, as compared to 1994, was primarily attributable to a lower provision for loan losses and lower levels of other noninterest expense.















                                                           Page 11 of 80
Part II
Item 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)


In the following table, the different components of the income statement are divided by average total assets to provide year-to-date comparisons (on a non tax equivalent basis).

                                        PERCENTAGE OF AVERAGE ASSETS

                                               Year Ended June 30
                                           1996       1995      1994

Net Interest Income                         4.28%      4.31%      4.39%
Provision for Loan Losses                    .21        .10        .23
Other Operating Income                       .65        .67        .74
Other Operating Expenses (1)                3.12       3.23       3.35
Income before Income Taxes                  1.60       1.65       1.55
Income Taxes                                 .55        .54        .50
Net Income                                  1.05       1.11       1.05

(1) Included in other operating expenses is the FDIC assessment. It represents a component percentage of .004%, .18%, and .19% for 1996, 1995 and 1994 respectively.


RESULTS OF OPERATIONS:

Net Interest Income

Net interest income is the principal component of net income for the Bancorp. Net interest income is determined by the relative size and characteristics of interest-earning assets and interest-bearing liabilities and by the difference, or spread, between the yields earned on interest-earning assets and rates paid on interest-bearing liabilities. During the years ending June 30, 1994 and June 30, 1996 there was a general decline in interest rates. During the year ended June 30, 1995 there was a gradual increase in rates.

The following tables set forth, for the periods indicated, information regarding the average balances of interest-earning assets and interest-bearing liabilities, the dollar amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities. Average balances are also provided for non-interest-earning assets and non-interest-bearing liabilities and shareholders' equity. Average balances are determined from average daily balances.










                                                           Page 12 of 80

Part II
Item 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

                                                   1996
                                      Average                    Yield/
                                      Balance     Interest       Rate
                                           (Dollars in Thousands)

Assets
Interest earning assets:
 Loans(1): (net of unearned discount)
  Domestic(2)                         $161,663      14,820        9.17%
  Foreign                                  -0-         -0-         -0-
Securities:
  Taxable                               31,299       2,076        6.63
  Tax-exempt(2)                          9,012         812        9.01
Interest bearing deposits:
  Domestic:                                -0-         -0-         -0-
  Foreign                                  -0-         -0-         -0-
Short term investments                  12,627         709        5.61
                                       -------    --------       ------
    Total interest earning assets      214,601      18,417        8.58
Noninterest earning assets:
 Cash and due from banks                 6,119
 Premises and equipment, net             4,409
 Other assets                            7,678
 Less allowance for loan losses         (2,642)
                                        ------
                                      $230,165
                                      ========
Liabilities and Shareholder's Equity
Interest bearing liabilities:
 Savings deposits                     $ 69,079     $ 2,052        2.97%
 Time deposits                          97,085       5,418        5.58
 Deposits in foreign offices               -0-         -0-         -0-
 Repurchase agreements & short term
  borrowings                            11,100         486        4.38
 Other borrowings                        5,204         297        5.71
                                       -------      ------       ------
   Total interest bearing liabilities  182,468       8,253        4.52
Noninterest bearing liabilities:                     -----
 Demand deposits                        22,014
 Other                                   2,259
                                       --------
                                       206,741
Shareholders' equity                    23,424
                                       --------
                                      $230,165
Net interest earnings (spread)        ========     $10,164
Net interest margin on earning assets              =======        4.74%
                                                                  =====
(1) For the purpose of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.
(2) Net interest income includes tax equivalent adjustments computed using a 34 percent marginal federal tax rate of $306 for 1996.


                                                           Page 13 of 80

Part II
Item 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

                                                   1995
                                      Average                    Yield/
                                      Balance     Interest       Rate
                                           (Dollars in Thousands)

Assets
Interest earning assets:
 Loans(1): (net of unearned discount)
  Domestic(2)                         $151,984     $13,310        8.76%
  Foreign                                  -0-         -0-         -0-
Securities:
  Taxable                               37,575       2,508        6.68
  Tax-exempt(2)                          8,622         838        9.72
Interest bearing deposits:
  Domestic:                                142           8        5.63
  Foreign                                  -0-         -0-         -0-
Short term investments                   5,297         300        5.66
                                       -------     -------        -----
    Total interest earning assets      203,620      16,964        8.33
Noninterest earning assets:
 Cash and due from banks                 6,087
 Premises and equipment, net             4,454
 Other assets                            6,977
 Less allowance for loan losses         (2,563)
                                        -------
                                      $218,575
                                      ========
Liabilities and Shareholder's Equity
Interest bearing liabilities:
 Savings deposits                     $ 71,323     $ 2,052        2.88%
 Time deposits                          88,501       4,571        5.16
 Deposits in foreign offices               -0-         -0-         -0-
 Repurchase agreements & short term
  borrowings                             9,441         346        3.66
 Other borrowings                        4,580         255        5.57
                                       -------     -------        -----
   Total interest bearing liabilities  173,845       7,224        4.16
Noninterest bearing liabilities:                     -----
 Demand deposits                        21,656
 Other                                   1,240
                                       --------
                                       196,741
Shareholders' equity                    21,834
                                       --------
                                      $218,575
Net interest earnings (spread)        ========     $ 9,740
Net interest margin on earning assets              =======        4.78%
                                                                  =====
(1) For the purpose of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.
(2) Net interest income includes tax equivalent adjustments computed using a 34 percent marginal federal tax rate of $306 for 1995.


                                                           Page 14 of 80
Part II
Item 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

                                                   1994
                                      Average                    Yield/
                                      Balance     Interest       Rate
                                           (Dollars in Thousands)

Assets
Interest earning assets:
 Loans(1): (net of unearned discount)
  Domestic(2)                         $138,749     $12,001        8.65%
  Foreign                                  -0-         -0-         -0-
Securities:
  Taxable                               42,556       2,851        6.70
  Tax-exempt(2)                          9,182         928       10.11
Interest bearing deposits:
  Domestic:                                502          17        3.39
  Foreign                                  -0-         -0-         -0-
Short term investments                   8,917         289        3.24
                                       -------      ------        -----
    Total interest earning assets      199,906      16,086        8.05
Noninterest earning assets:
 Cash and due from banks                 7,442
 Premises and equipment, net             4,096
 Other assets                            6,136
 Less allowance for loan losses         (2,448)
                                        -------
                                      $215,132
                                      ========
Liabilities and Shareholder's Equity
Interest bearing liabilities:
 Savings deposits                     $ 77,522     $ 2,163        2.79%
 Time deposits                          82,238       3,770        4.59
 Deposits in foreign offices               -0-         -0-         -0-
 Repurchase agreements & short term
  borrowings                             9,643         300        3.11
 Other borrowings                        1,667          87        5.22
                                       -------       -----        -----
   Total interest bearing liabilities  171,070       6,320        3.69
Noninterest bearing liabilities:                     -----
 Demand deposits                        22,739
 Other                                   1,037
                                       --------
                                       194,846
Shareholders' equity                    20,286
                                       --------
                                      $215,132
Net interest earnings (spread)        ========     $ 9,766
Net interest margin on earning assets              =======        4.89%
                                                                  =====
(1) For the purpose of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.
(2) Net interest income includes tax equivalent adjustments computed using a 34 percent marginal federal tax rate of $315 for 1994.


                                                           Page 15 of 80
Part II
Item 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

Net Interest Income (cont.)

Net interest income on a tax equivalent basis increased to $10,194,000 for the year ended June 30, 1996 compared to $9,740,000 for 1995 and $9,766,000 for 1994. Net interest margin (net interest income divided by average earning assets), on a tax equivalent basis, decreased slightly to 4.74 percent for 1996 compared to 4.78 percent for 1995 and
4.89 percent for 1994. 1996's yield on average earning assets increased 25 basis points as compared to 1995. Likewise, 1996's rate on average interest bearing liabilities increased 36 basis points as compared to 1995. The slight decrease in net interest margin from 1995 to 1996 was primarily a result of the competitive local deposit rate environment. Bancorp's deposit liabilities repriced upward more quickly than its assets, resulting in a decreasing net interest margin. This continued a trend which was evident when comparing 1995's results to 1994. The average yield on earning assets increased 28 basis points and the average cost of interest bearing liabilities increased 47 basis points. The slow tightening of Bancorp's net interest margin is being more than offset by continued growth in average earning assets. Average earning assets increased nearly $11 million (5.39 percent) from 1995's balance of $203.6 million. A change in the mix of earning assets occurred as loan demand continued to be very strong. Average total loans increased $9,679,000, or 6.37 percent, while average securities decreased by $5,886,000 or 12.74 percent. By June 30, 1996 total loans, excluding loans held for sale, were $173,557,000 compared to $155,777,000 at June 30, 1995. 1996 year end loan portfolio totals reflected a $14,809,000 increase in commercial loans, a $4,536,000 decrease in real estate loans, a $7,081,000 increase in installment loans, and a $425,000 increase in lease financings.

Total deposits and short-term borrowings increased $7,996,000 during 1996. This increase was due to increases in time deposits, NOW accounts and savings accounts which increased by $16,261,000, or 11.22 percent from June 30, 1995 to June 30, 1996 while money market investment accounts and repurchase agreements, combined, declined by $8,342,000, or
28.53 percent during the same period. Demand deposits reflected a slight increase of $78,000, or .35 percent from June 30, 1995 to June 30, 1996.

The following tables illustrate the changes in asset and liability mix that have taken place over the last three years, (ratios at year end).













                                                           Page 16 of 80

Part II
Item 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)



Net Interest Income (cont.)



                             Ratio to Total Earning Assets

                                 1996       1995      1994

Loans                           80.18%     75.25%    73.30%
Investments/Taxable             15.14      15.50     20.82
            Tax-Exempt           4.69       4.20      4.44
Federal Funds Sold                -0-       3.27       .89
Money Market Investments          -0-       1.78       .55



                         Ratio to Total Interest Bearing Liabilities

                                 1996       1995      1994

Savings Deposits                35.94%     32.83%    37.95%
Time Deposits                   53.97      52.75     47.81
Repurchase agreements and        6.77      11.54     12.43
  Short-Term Borrowings
Other Borrowings                 3.32       2.88      1.81



























                                                           Page 17 of 80
Part II
Item 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

An analysis of the changes in interest income and expense, segregated between changes in volume and rate, is shown comparing 1996 to 1995 and 1995 to 1994.


                       1996 Compared to 1995       1995 Compared to 1994

                        Increase (Decrease)          Increase (Decrease)
                            due to (1)                    due to (1)

                        Volume    Rate    Net       Volume    Rate   Net

                        (Dollars in Thousands)    (Dollars in Thousands)

Interest earned on:
 Loans:
   Domestic            $  848  $   662  $ 1,510   $1,150 $   159 $1,309
   Foreign                -0-      -0-      -0-     -0-     -0-     -0-
 Investment Securities:
   Taxable               (419)     (13)    (432)    (335)     (8)  (343)
   Tax-exempt              38      (64)     (26)     (55)    (35)   (90)
  Interest bearing deposits:
   Domestic                (8)     -0-       (8)     (16)      7     (9)
   Foreign                -0-      -0-      -0-      -0-     -0-    -0-
 Short term investments   415       (6)     409     (161)    172     11
                      --------------------------------------------------
   Total interest
      income           $  874  $   579  $ 1,453   $  583 $   295 $  878
                      ==================================================
Interest paid on:
  Savings deposits     $  (65) $    65  $   -0-   $ (178)$    67 $ (111)
  Time deposits           443      404      847      305     496    801
  Deposits in foreign
   offices                -0-      -0-      -0-      -0-     -0-    -0-
  Repurchase agreements and
   short term borrowings   61       79      140       (7)     53     46
  Other borrowings         35        7       42      158      10    168
                      --------------------------------------------------
     Total interest
      expense          $  474  $   555  $ 1,029   $  278 $   626 $  904
                      ==================================================
     Net interest
      income           $  400  $    24  $   424   $  305 $  (331)$  (26)
                      ==================================================

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.






                                                           Page 18 of 80
Part II
Item 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

Provision for Loan Losses

The provision for loan losses (a direct charge to operating expenses) provides a reserve (the allowance for loan losses) to which loan losses are charged as those losses become evident. The provision is determined in conjunction with management's review and evaluation of current economic conditions, changes in the character and size of the loan portfolio, estimated charge-offs and other pertinent information derived from a quarterly review of the loan portfolio.

In order to analyze the allowance for loan losses, management utilizes a quarterly report (watch list) containing loans with a more than normal degree of risk. This report is the by-product of an ongoing loan review process, the purpose of which is to determine the level of credit risk within the portfolio and to ensure proper adherence to underwriting and documentation standards. Utilizing this report, a "specific allocation" of the reserve is made for those loans which are considered to represent significant exposure to risk. In addition, estimates are made for the potential losses within each category of the loan portfolio, not specifically reviewed, based on a weighted five year historical loan loss experience, non-performing loan history, and other factors and trends.

1996's provision for loan losses totaled $480,000 as compared to $218,500 for 1995 and $500,000 for 1994. The increase in provision for the year ended June 30, 1996 was due to the Bank's loan growth and management's desire to maintain the reserve at an appropriate level. Asset quality in general continues to improve compared to prior years. The decrease in provision for the year ended June 30, 1995, compared to 1994, resulted from improved loan quality in the portfolio. In general, 1994's crop seasons produced near record yields. Although the increased yields were somewhat offset by lower prices, most of the Bancorp's agricultural loan customers enjoyed successful growing seasons and were able to service their debt, as agreed. Due to a drought, the 1995 crop season was not as positive as the prior year; yields were down but prices up. It is predicted that 1996 yields will be down due to heavy rain and flooding early in the planting season, but prices will be very good. Early predictions indicated that some of the Bank's agricultural customers may have carryover debt. Management continues to closely monitor the financial condition of the Bank's agricultural borrowers and to forecast expected levels of crop yields and prices. For the year ended June 30, 1996 the Bank recorded a net recovery of $34,000 on commercial and agricultural loans, compared to net charge-offs of $299,000 and $163,000 for the years ended June 30, 1995 and June 30, 1994 respectively. The majority of 1995's charge-offs occurred in March 1995 following a regulatory exam. Of these charge-offs, $280,000 was subsequently recovered in August 1995. Management constantly monitors the loan portfolio for any downward trends or weaknesses, and will continue to do so.





                                                           Page 19 of 80

Part II
Item 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

Provision for Loan Losses (cont.)

The following table summarizes the activity in the allowance for loan losses for the years indicated.

                            1996     1995     1994     1993     1992
                                      (Dollars in Thousands)
 Allowance for loan losses:
  Balance at July 1         $2,349   $2,478   $2,226   $1,936   $1,807
  Loan losses:
   Domestic:
    Commercial, financial
      and agricultural         317      562      266    1,110      498
    Real estate mortgages      -0-      -0-      -0-       66        3
    Installment loans          230      173      205      217      474
    Lease Financing            -0-      -0-      -0-      -0-        5
    Foreign                    -0-      -0-      -0-      -0-      -0-
                            -------------------------------------------
     Total loan losses         547      735      471    1,393      980
                            -------------------------------------------
Loan recoveries:
   Domestic:
    Commercial, financial
      and agricultural         351      263      103       88       38
    Real estate mortgages      -0-      -0-        1      -0-      -0-
    Installment loans          108      124      119      140      231
    Lease Financing            -0-      -0-      -0-      -0-      -0-
    Foreign                    -0-      -0-      -0-      -0-      -0-
                            -------------------------------------------
     Total loan recoveries     459      387      223      228      269
                            -------------------------------------------
Net loan losses                 88      348      248    1,165      711
Provision charged to
  current income               480      219      500    1,455      840
                            -------------------------------------------
Balance at June 30          $2,741   $2,349   $2,478   $2,226   $1,936
                            ===========================================

Approximately 23.63 percent of the Bancorp's total loan portfolio is oriented in agricultural or agri-business relationships. $224,000 of the $317,000 in commercial loan charge-offs for 1996 were agricultural related, compared to $532,000 of the $562,000 for fiscal 1995. $326,000 of the $351,000 in commercial loan recoveries for 1996 were agricultural related. The installment loan portfolio had gross charge-offs of $230,000 for 1996, compared to $173,000 in 1995 and $205,000 in 1994.
Net charge offs on installment loans were $122,000 in 1996, up from $49,000 in 1995 and $86,000 in 1994.







                                                           Page 20 of 80
Part II
Item 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)


Risk Elements

The following is a summary of nonperforming loans, all of which are domestic loans.
                                            JUNE 30
                          1996      1995      1994      1993      1992
                                     (Dollars in Thousands)
Nonaccrual:
  Commercial            $  632    $1,173    $  642    $  377    $1,183
  Real Estate              420        47        83       -0-       199
  Installment               84         3        10        74       -0-
  Lease Financing          -0-       -0-       -0-       -0-       -0-
                        ----------------------------------------------
      Total              1,136     1,223       735       451     1,382

Past Due 90 Days:
  Commercial               394       541       187       776     2,072
  Real Estate               44       -0-        85       623       242
  Installment               51        19        59        65        62
  Lease Financing          -0-       -0-       -0-       -0-       -0-
                        ----------------------------------------------
      Total                489       560       331     1,464     2,376

Troubled Debt Restructurings:
  Commercial               748       708     1,466     1,246     1,174
  Real Estate              -0-       -0-       203       212       427
  Installment              -0-       -0-       -0-       -0-       -0-
  Lease Financing          -0-       -0-       -0-       -0-       -0-
                        -----------------------------------------------
      Total                748       708     1,669     1,458     1,601
                        ==============================================
Total Nonperforming Loans
                        $2,373    $2,491    $2,735    $3,373    $5,359
                        ===============================================



Income that would have been earned during 1996, had nonaccrual and restructured loans been accruing at their contractual rates, was $124,000. Income that was recorded totalled $13,000. Income foregone as a result of nonaccrual loans and troubled debt restructurings aggregated approximately $118,000 and $174,000 for 1995 and 1994, respectively.

Nonperforming loans totaled $2,373,000 at June 30, 1996 compared to $2,491,000 at June 30, 1995. These loans represent 1.36 percent of total loans at June 30, 1996, down from 1.59 percent and 1.85 percent at June 30, 1995 and 1994, respectively. The allowance for loan losses, as a percent of nonperforming loans, was 115.51 percent at year-end 1996, compared to 94.30 percent for 1995 and 90.60 percent for 1994.



                                                           Page 21 of 80
Part II
Item 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

Risk Elements (cont.)

Nonperforming loans are comprised of three major sub-divisions - nonaccrual loans, loans delinquent over 90 days and still accruing, and troubled debt restructurings. In the nonaccrual loan category are those loans where significant doubt exists as to the collectibility of all principal or accrued interest. The Bank follows the definition of nonaccrual loans established by the Federal Financial Institutions Examination Council. The following are the Bank's procedures for nonaccrual loans. When the status of a loan fits the criteria of nonaccrual status, including delinquency of principal and interest payment of 90 days or more, it is submitted to the Officers Loan Committee for final review before placement on nonaccrual status. Loans remain on nonaccrual status until a borrower's position improves as to ability to repay or until a determination is made for eventual charge-off. Regular monthly reviews of the nonaccrual loans are made by the Directors Loan Committee and reported to the Board of Directors. Following the guidelines Bancorp adopted for nonaccrual loans, twenty-one individual borrowers with loan balances of $1,136,000 were in nonaccrual status at June 30, 1996. Negotiations continue with the respective customers to resolve their immediate financial difficulties. It is anticipated that losses from this category will not exceed $225,000. The total of $1,136,000 was comprised of $632,000 agricultural, $420,000 mortgage and $84,000 installment and credit card loans.

Loans past due over 90 days and still accruing have decreased $71,000, or 12.68 percent, to $489,000 at June 30, 1996 from the 1995 total of $560,000. This amount is comprised of the following; $280,000 in one agricultural borrower; $114,000 in two commercial borrowers; $36,000 in fourteen consumer loans; $15,000 in nine credit card related loans; and $44,000 in two mortgage loans.

Management continues to work to resolve the Bank's problem loan situations and believes that the Bank's loan review and reserve analysis processes have successfully identified existing problem loans and intends to continue to work with these customers to resolve, either through work-out, foreclosure and/or charge off, those situations.
















                                                           Page 22 of 80

Part II
Item 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

Risk Elements (cont.)

Troubled debt restructurings are those loans for which the contractual interest has been reduced, or other concessions granted because of a deterioration in the financial condition of the borrower, resulting in the inability of the borrower to meet the original contractual terms of the loans. Interest on such loans is included in income only to the extent of the reduced rate. Each borrower may be having varying degrees of financial difficulty. On a case-by-case basis negotiations are held to determine how to achieve the best results for both Bancorp and the customer without forcing the borrower into liquidation. Management will reach an agreement as to principal and interest concessions, collateral available, and term of repayment. At June 30, 1994, restructured loans totaled $1,669,000, consisting of ten borrowers. Eight of these borrowers were agricultural-related, and all were current as of June 30, 1994. One of the restructured loans is a commercial loan and it also was current as of June 30, 1994. The last borrower is involved in renting residential property, and like previous years, this restructured loan is 30 to 89 days delinquent; however the loan is well secured by real estate. At June 30, 1995, restructured loans totaled $708,000. They consist of four agricultural borrowers and one commercial borrower. All loans were current as of June 30, 1995. At June 30, 1996 restructured loans totaled $748,000, consisting of four agricultural borrowers and two commercial borrowers. All six loans were current as of June 30, 1996. Management does not expect this category to constitute an automatic loss risk, but rather a category to prevent or minimize future loan losses.

Effective July 1, 1995, Bancorp adopted FAS 114, "Accounting by Creditors for Impairment of a Loan", as amended by FAS 118. Loans are identified as impaired when management concludes that it is probable that the customer will not comply with the contractual terms of the loan agreement. Loans are evaluated for impairment during management's quarterly analysis of the reserve for loan losses. Generally, all commercial and agricultural loans that have been selected for evaluation in conjunction with the reserve analysis are evaluated for impaired status. Generally, no consumer or 1-4 family residential real estate loans would be evaluated. If a loan is deemed to be impaired, management will evaluate the need for an impairment reserve (simply an allocation of a portion of the allowance for loan losses) on that credit. Generally, the fair value of collateral is used to evaluate impairment. At June 30, 1996, management has determined that $1,061,000 of commercial/agricultural loans, all of which are on non-accrual status, are impaired and has allocated $125,000 of the allowance for loan losses to those loans.









                                                           Page 23 of 80

Part II
Item 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

Risk Elements (cont.)

In addition to these loans outlined previously, at June 30, 1996, the Bancorp has identified other loans which management has concerns relative to the ability of the borrowers to comply with loan repayment terms. These loans, which total $8,424,000, down slightly from $8,725,000 at June 30, 1995, are classified as "watch" loans and receive ongoing management attention in excess of that provided to the remaining portfolio. The loans placed in "watch" status are as follows: eleven
(11) borrowers with residential mortgage loans totaling $925,000; eleven
(11) agricultural real estate loan borrowers totaling $1,828,000; five
(5) commercial real estate loans totaling $1,262,000; twenty-four (24) agricultural operating and term loan borrowers totaling $3,499,000; eight (8) commercial operating and term loan borrowers totaling $832,000; and six (6) personal loan borrowers totaling $78,000. It is noted, however, that Bank policy states that in the event any single note of a borrower is placed on the "watch list", all notes of the borrower are placed on said list; regardless of the payment history or collateral valuation of individual notes.

Loan Loss Charge-off Procedures

The Bank's Officers' Loan Committee meets weekly to discuss all significantly delinquent loans (regardless of size) and any other known loan problems that might affect customers. Specific review is assigned to an account officer to determine the reason for delinquency and the chances of rehabilitation and/or improvement for the particular credit. Once the account officer has made his review, he makes recommendations as to the collectibility of the loan. If the loan is considered a loss, it is approved for charge-off by the Officers' Loan Committee.

The Loan Review Committee meets monthly to evaluate the quality of the Bank's loan portfolio and administration of its lending activities. It also shares the responsibility for recommending transfer of credits to a loss category in its function of summarizing "watch loans" and preparing supporting information for the quarterly review of the adequacy of the reserve for loan losses. There are many elements of consideration that comprise the criteria for a "watch list." Each of the elements serve as a management tool to act as a monitor for potential problems. It does not indicate a loss as being imminent.

All approved charge-offs are submitted to the Directors' Loan Committee which is made up of four outside Directors and Senior Management. They review the findings of the Officers' Loan Committee and Loan Review Committee and tentatively approve the charge-off of the portion of the loan that is determined to be uncollectible.

Once the Directors' Loan Committee approves a loan for charge-off, it is then submitted to the Board of Directors on a monthly basis for their review and approval or rejection of the recommendation. In addition to these internal procedures, the Bank charges off loans as a result of regulatory examinations.


                                                           Page 24 of 80
Part II
Item 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

Other Operating Income

                Other Operating Income Analysis % Change from prior year
                         1996    1995    1994         1996          1995
                                (Dollars in Thousands)

Trust Fees             $  273  $  244 $  218        11.89%       11.93 %
Service Charge Income     727     676    696         7.54        (2.87)
Mortgage Banking Revenue  110      83    177        32.53       (53.11)
Brokerage Commission/Fees  44      73    176       (39.73)      (58.52)
Other Income              332     392    319       (15.31)      (22.88)
                       ---------------------       --------------------
                       $1,486  $1,468 $1,586
Security Gains(losses)    -0-     -0-    -0-
                       ---------------------       --------------------
                       $1,486  $1,468 $1,586         1.23 %    (7.44)%
                        ======================      ====================

Other operating income increased during the year ended June 30, 1996, compared to 1995. Mortgage banking revenue increased 33 percent, to $110,000. The Bank continued to sell fixed rate first mortgage loans in the secondary market. The Bank realized gains of $36,000 during 1996, as compared to $20,000 in 1995 and $96,000 in 1994. Servicing income earned on sold loans increased to $74,000 for the year ended June 30, 1996, compared to $63,000 in 1995. At June 30, 1996, Bancorp was servicing $29,460,000 of loans for other investors compared to $22,261,000 at June 30, 1995. Brokerage commissions and fees decreased during 1996. This income was generated primarily by Capital Select Investments Inc. Other income decreased by 15.3 percent, or $60,000, to $332,000 for the fiscal year ended June 30, 1996. The most significant factor causing this decrease was a decrease of $81,000 in the amount of cash surrender value income recognized on life insurance policies owned by the Bank.

Other Operating Expenses

              Other Operating Expenses Analysis % Change from prior year
                        1996     1995     1994         1996     1995
                        (Dollars in Thousands)

Salaries & Employee
 Benefits              $3,822   $3,511   $3,445        8.86 %   1.92 %
Occupancy Expense-Net     602      551      580        9.26    (5.00)
Equipment Expense         581      569      487        2.11    16.84
FDIC assessment             9      384      419      (97.66)   (8.35)
Data Processing Expense   345      458      635      (24.67)  (27.87)
Other Expenses          1,813    1,596    1,630       13.60    (2.09)
                       ------------------------      -----------------
                       $7,172   $7,069   $7,196        1.46 %  (1.76)%
                        ========================      =================




                                                           Page 25 of 80
Part II
Item 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

Other Operating Expenses (cont.)

Other operating expenses increased 1.46 percent or $103,000 to total $7,172,000 for 1996 compared to $7,069,000 in 1995. Personnel expense, the largest component of other operating expenses, increased $311,000, or 8.86 percent for 1996. $117,000 of the increase in personnel expense was attributable to an employee incentive compensation program. The decrease in occupancy expenses in 1995, as compared to 1994, was due primarily to a $28,000 real estate and property tax refund. Data processing expenses are primarily those paid to outside vendors and decreased $113,000 from fiscal 1995 to 1996 and $177,000 from fiscal 1994 to 1995, due to converting to an in-house system.

The need to control noninterest expense has become a major focus for management because of the increased emphasis on regulatory compliance and its related cost. Management has very limited control over FDIC assessment expense, insurance cost, postage expense and taxes. Management has attempted to control labor costs by restricting new hires. Other expenses in 1996 include a nonrecurring charge of $180,000 related to the write off of the undepreciated value of a branch building that was demolished so it could be expanded. Absent this expense, 1996's other operating expenses declined by $77,000 or 1.1 percent.

Income Tax Expense

Income tax expense for 1996 increased to $1,276,000 compared to $1,188,000 for 1995 and $1,080,000 for 1994. Increased tax expense results from higher levels of income before tax and the relative decline in tax exempt income during the period.

Net deferred tax assets at June 30, 1996 total $505,000. The Bancorp's net deferred tax asset results primarily from a deferred tax asset related to book provisions for loan losses in excess of the amount deductible for tax purposes offset by a deferred tax liability related to tax depreciation in excess of the amount deducted for financial reporting purposes. Based on the Bancorp's historical levels of taxable income and the relatively small size of the net deferred tax asset, management does not believe a valuation allowance for deferred tax assets is needed at June 30, 1996.















                                                           Page 26 of 80
Part II
Item 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)



ANALYSIS OF BALANCE SHEET

Earning Assets

Bancorp's average earning assets were 93.24 percent of average total assets for 1996, which is slightly higher than this same ratio for 1995 of 93.16 percent and 1994 of 92.92 percent. A factor that influenced the earning asset ratio beginning in 1993 was the purchase of life insurance, in conjunction with the formation of deferred compensation and death benefit programs. At June 30, 1996, the cash surrender value of this insurance totaled $4,510,000 as compared to $4,216,000 at June 30, 1995. Although this asset does not "earn" interest, it increases in value over time and that increase in value is reflected as a component of other income. If this asset was considered "earning" for the purpose of the above computation, the earning asset ratio for 1996 and 1995 would be approximately 95.11 and 94.59 percent, respectively.

Securities

The carrying value of available-for-sale and held-to-maturity securities, by issue category, is as follows:
                                                    JUNE 30
                                          1996       1995       1994
                                            (Dollars in Thousands)

U.S. Govt. Agencies and Corporations   $16,940    $17,660    $23,237
States and Political Subdivisions       10,178      8,742      8,940
Corporate Obligations                    3,960      4,026      6,526
Mortgage-backed Securities issued
  by U.S. Government Agencies           10,369      8,969     10,326
Other Asset-backed Securities              817      1,617      1,826
                                      ------------------------------
                                       $42,264    $41,014    $50,855
                                       ==============================


















                                                           Page 27 of 80
Part II
Item 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)


Securities (cont.)

The Bancorp's investment portfolio acts as a source of liquidity and additional earnings. In order to accomplish the objective of liquidity, the weighted average maturity of the portfolio is kept relatively short. Effective July 1, 1994 the Bancorp adopted Financial Accounting Standard No. 115 and accordingly classified its securities as available-for-sale securities or held-to-maturity securities. At June 30, 1994 all securities were reported at amortized cost. At June 30, 1996, the fair value of available-for-sale securities was less than their amortized cost by $156,000. Held-to-maturity securities are those which the Bancorp has the intent and ability to hold until maturity. These are reported at amortized cost. Available-for-sale securities are those which management may decide to sell, if needed, for liquidity, asset-liability management, or other reasons. Available-for-sale securities are reported at fair value with unrealized gains or losses included as a separate component of shareholders' equity, net of tax. No securities were sold during 1994, 1995 or 1996. The Bancorp's goal of increasing loan volume resulted in the contraction of the securities portfolio in 1995. As securities matured or were called, the Bancorp utilized these funds to fund the loan portfolio. Please refer to Note 2, pages 49-51 of the financial statements for additional information about the composition of the available-for-sale and held-to-maturity securities portfolios. At June 30, 1996 the Bancorp did not have a concentration of securities greater than 10 percent of its total equity in any one entity, exclusive of U.S. Government Agency obligations. Mortgage-backed securities do represent 24.60 percent of the total portfolio and
4.37 percent of total assets. The level yield method of accounting is used to amortize premiums and accrete discounts on mortgage-backed securities.























                                                           Page 28 of 80
Part II
Item 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)


Loan Portfolio

The composition of the loan portfolio, including loans held for sale, follows:

                                      June 30
                          1996      1995      1994      1993      1992
                                     (Dollars in Thousands)

Commercial, financial
 and agricultural     $ 90,824  $ 76,015  $ 75,041  $ 54,832  $ 50,035
Real estate/Non-Farm    31,621    35,911    32,000    39,539    36,362
Real estate/Farmland    18,556    18,310    17,438    20,508    14,823
Consumer                32,140    25,922    23,016    19,636    21,268
Lease Financing            908       483        82        28       267
Foreign                    -0-       -0-       -0-       -0-       -0-
                      --------   -------   -------   -------   -------
                       174,049   156,641   147,577   134,543   122,755
Unearned discount          -0-       -0-       -0-       -0-    (    4)
                      -------   -------   -------   -------   -------
                       174,049   156,641   147,577   134,543   122,751
Allowance for loan
 losses                 (2,741)   (2,349)   (2,478)   (2,226)   (1,936)
                      --------  --------  --------  --------  --------
     Total loans, net $171,308  $154,292  $145,099  $132,317  $120,815
                      =========  ========  ========  ========  =========

Commercial loans have maintained a growth pattern since 1992. Outstandings averaged $77,329,000 in 1996, $75,698,000 in 1995 and
$70,449,000 in 1994. While the Bank's commitment to agricultural-related financing remains, outstanding agricultural-operating lines have been on a gradual decline with balances at $22,570,000 for 1996, $25,831,000 for 1995, $27,756,000 for 1994 and $28,408,000 for 1993.
New non-farm commercial credits have continued to increase, which will help diversify the entire commercial loan portfolio.

Consumer loans, which include installment, credit card and student loans, reversed the downward trend of the previous years and have increased the past three years. Average outstandings increased by approximately 12.27 percent or $3,025,000 for 1996 as compared to 12.63 percent or $2,906,000 for the year ended 1995. Credit card activity showed gradual growth throughout 1994 and 1995, after the bank became an "issuing bank" for both Mastercard and Visa in 1990. Following a credit card promotion in 1996, balances increased $982,000 from the previous year and totaled $2,307,000 at June 30, 1996. Management believes that the outstanding consumer loan totals will show continued growth in 1997.







                                                           Page 29 of 80

Part II
Item 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)


Loan Portfolio (cont.)

Real estate loans decreased to $50,177,000 at June 30, 1996, as compared to $54,221,000 at June 30, 1995. This decrease of $4,044,000 or 7.46 percent is primarily due to scheduled payments and refinancing of 1-4 family residential mortgages. The majority of new originations
are being sold into the secondary market.   Construction loans, which
are one year or less in length, are carried in the Bank's commercial loan portfolio and totaled $5,439,000 at June 30, 1996 as compared to $934,000 at June 30, 1995. Upon completion of construction, commitments for permanent financing are activated either within the Bank's real estate loan portfolio or with other financial institutions.

The Bank's portfolio doesn't include foreign loans, nor does there exist a concentration of borrowers engaged in the same industry that would exceed 10 percent of total loans except for the agricultural sector. Approximately 24 percent or $41,126,000 of the total loan portfolio of $174,049,000 represents agricultural-lending, both operations and long term debt. This compares to 28 percent, $44,140,000 at June 30, 1995, and 31 percent, $45,194,000 at June 30, 1994.

The size of the Bank's agricultural loan portfolio warrants a close working relationship with these customers. At least annually each customer presents projections, which include operating costs, anticipated crop yields and market prices, and capital expenditures required for their season's production. The Bank's farm lending officers meet with customers to review these projections to assure that they are reasonable and incorporate the repayment of principal and interest to the Bank, over a reasonable time period. The revised projections then provide a means for the Bank to monitor customer performance during the current period and from year to year.

Once the extension of credit decision is made, the Bank follows a program of monitoring the activities of their agricultural customers by making farm visits regularly. The condition of growing crops, review of market trends for both crops and livestock, and comparison of actual performance to projected goals are among issues considered at the time of visits, as well as throughout the year. The cooperation between the Bank and its agricultural customers has provided a satisfactory relationship over the years.

The results of the 1996 growing season in our trade area are mixed thus far. Yields are lower due to heavy rainfall and flooding conditions in the spring and early summer, but prices are higher than previous years.

Commercial nonaccrual loans at June 30, 1996 were $632,000, 100 percent of which were agricultural-related. Management is acutely aware of the inherent risks associated with agricultural lending via weather and market. Our experience dictates that the risks are manageable and the Bancorp is prepared to assume them.



                                                           Page 30 of 80
Part II
Item 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

Loan Portfolio (cont.)

In 1996, the Bank's consumer loan emphasis was primarily in direct lending. In the latter part of 1996 and into 1997 more emphasis has been placed on the indirect market. Contacts with auto dealerships and a new promotion has caused an increase in the indirect market. Management continues to promote direct lending while increasing the indirect market also. Currently, approximately 50 percent of new originations are indirect. Management expects consumer loan volume to show strong growth for 1997 and is anticipating that overall portfolio quality will continue as in the previous years. Sound underwriting standards and administration of the consumer loan function should continue to maintain this segment of the loan portfolio. Our credit card activity, both Mastercard and Visa, should continue to provide a favorable yield. A successful promotion to increase credit card volume was carried out in 1996.

Bancorp expects loan demand to remain strong during 1997, driven by very competitive interest rates for both real estate mortgages and consumer loans; and by the acquisition of quality commercial and agricultural loans in the immediate surrounding areas.

































                                                           Page 31 of 80

Part II
Item 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

Allowance for Loan Losses

Loan Composition and Allowance Allocation as of June 30, 1996 - Loan composition and allowance allocation are presented in the table below.

                                         June 30
                         1996         1995         1994         1993
                       Amt. Pct.   Amt.  Pct.   Amt.  Pct.   Amt.  Pct.
                                   (Dollars in Thousands)
Loan Composition:
Commercial,
 financial and
 agricultural    $ 90,824  52% $ 76,015  48% $ 75,041  51% $ 54,832  41%
Real estate/Farm   18,556  10    18,310  12    17,438  12    20,508  15
 Non-Farm          31,621  19    35,911  23    32,000  22    39,539  29
Consumer           32,140  18    25,922  17    23,016  15    19,636  15
Lease Financing       908   1       483 -0-        82 -0-        28 -0-
Foreign               -0- -0-       -0- -0-       -0- -0-       -0- -0-
                 ------------------------------------------------------
     Total       $174,049      $156,641      $147,577      $134,543
                  ======================================================
Allowance Allocation:

Commercial,
 financial and
 agricultural    $    759  28%  $ 1,358  58% $  1,343  54% $  1,345  60%
Real estate/Farm       48   2        47   2        20   1        60   3
 Non-Farm              85   3        93   4       139   6       186   8
Consumer              289  11       274  12       346  14       435  20
Lease Financing       -0- -0-       -0- -0-       -0- -0-       -0- -0-
Foreign               -0- -0-       -0- -0-       -0- -0-       -0- -0-
Unallocated         1,560  56       577  24       630  25       200   9
                  -----------------------------------------------------
     Totals        $2,741 100% $  2,349 100% $  2,478 100%    2,226 100%
                  =====================================================

In the course of extending credit, management recognizes that a percentage of the loans will be uncollectible. Accordingly, an allowance for possible loan losses is established as an estimate of the loans which may ultimately have to be written off. During each month, a provision for loan losses is recorded to maintain the adequacy of the amount in the allowance for possible loan losses. When warranted, loans are charged off against this reserve.

At June 30, 1996 the Bancorp's allowance for loan losses was $2,741,000, compared to $2,349,000 in 1995 and $2,478,000 in 1994. The tables above reflect the loan composition and allowance allocations for the past four years. While the majority of Bancorp's allowance for loan losses is allocated to specific loan categories, improved credit quality has resulted in a significant unallocated portion which provides a cushion against unanticipated future loan losses.



                                                           Page 32 of 80
Part II
Item 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

Deposits

The following table shows the average daily deposits and rates paid for the years indicated.

By type of          1996              1995                1994
deposit:      Balance    Rate     Balance    Rate     Balance   Rate
                                (Dollars in Thousands)
Demand      $  22,014     -0-%   $  21,656    -0-%  $  22,739    -0-%
Saving         69,079    2.97       71,323   2.88      77,522   2.79
Time           97,085    5.58       88,501   5.16      82,238   4.59
            --------------------------------------------------------
            $ 188,178            $ 181,480          $ 182,499

The deposit base provides the major funding source for earning assets. The average daily deposit balance of $188,178,000 funded 87.69 percent of the 1996 average earning assets of $214,601,000. Average total deposits in 1996 increased $6,698,000 or 3.69 percent from 1995 deposit totals of $181,480,000. A shift from long term deposits to shorter term accounts continued in all retail deposit categories. Interest bearing deposits in denominations of $100,000 or greater totaled $20,250,000 at June 30, 1996 compared to $14,593,000 at June 30, 1995.

Short-term Borrowings

Short-term borrowings consist primarily of repurchase agreements, both term and open end. Essentially, these are borrowings from customers that are collateralized by a pledge of U.S. Government or Agency investments. Such borrowings provide alternatives for those customers who prefer this form of investment. The following table provides information about the Bank's Repurchase Agreements.
                                            1996        1995        1994
                                            (Dollars in Thousands)

 Balance Outstanding as of June 30         $12,752    $20,691   $21,190
 Weighted Average Rate as of June 30          3.36%      5.26%     3.10%
 Average Balance for year ended June 30    $11,100    $ 9,420   $ 9,643
 Weighted Avg Rate for year ended June 30     4.38       3.56%     3.11%
 Highest Month End Balance for Fiscal Year $14,407    $20,691   $21,534

At June 30, 1996 Bancorp had drawn none of its $3,000,000 agricultural seasonal line of credit with the Federal Reserve Bank of Chicago. The Bancorp annually arranges for the availability of this credit to temporarily fund seasonal agricultural loan demand. This seasonal line of credit is due to mature on December 31, 1996. In addition, at June 30, 1996 the Bancorp had drawn $5,735,000 in various borrowings from the Federal Home Loan Bank of Indianapolis to match particular loan pools. These borrowings were matched to specific loan pools for comparable terms and at a favorable interest rate spread to the Bank. Details of these draws are found in Note #8, pages 55-56 of the accompanying financials.



                                                           Page 33 of 80

Part II
Item 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

Capital Resources

The strength of a company's capital position influences management's willingness to take advantage of growth opportunities and provides the capacity to absorb unforeseen financial difficulties. Bancorp's capital position remains strong. Shareholders' equity was $24,127,000 on June 30, 1996 compared to $22,821,000 on June 30, 1995 and $21,191,000 on
June 30, 1994.

The Bancorp and the Bank are subject to regulations that require the maintenance of a leverage ratio (tier one capital to adjusted total assets), a tier one risk-based capital ratio (tier one capital to risk adjusted assets), and a total risk-based capital ratio (total capital to risk adjusted assets). These regulations require the maintenance of a leverage ratio of at least 3 percent (for the best performing institutions), a tier one risk-based capital ratio of at least 4 percent, and a total risk-based capital ratio of a least 8 percent.

During 1991, Congress passed the Federal Deposit Insurance Corporation Improvement Act (FDICIA). In addition to addressing the insurance fund's financial needs, FDICIA required the FDIC to promulgate regulations (which were issued in early 1993) outlining specific regulatory actions that would occur when the capital level of a financial institution deteriorated beyond a specified level. A "well capitalized" financial institution is defined as one which has a leverage ratio of at least 5 percent, a tier one risk-based capital ratio of at least 6 percent and a total risk-based capital ratio of at least 10 percent. The FDIC established five capital ranges (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized). Institutions that are not deemed to be "well" or "adequately" capitalized are subject to operational restrictions and higher deposit insurance assessments.
These new regulations, effectively, establish minimum capital guidelines in excess of the 3 percent (leverage), 4 percent (tier one risk-based), and 8 percent (total risk-based) described above.

The Bancorp's ability to pay dividends to its shareholders depends substantially upon the Bank's ability to pay dividends to the Bancorp. Compliance with these regulations limits the amount of dividends that may be paid by the companies. At June 30, 1996, both the Bancorp and the Bank have capital levels substantially in excess of those required. Bancorp's capital and capital ratios, which do not differ significantly from bank-only ratios, were as follows at the dates indicated (dollars in thousands):










                                                           Page 34 of 80
Part II
Item 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

Capital Resources (cont.)

At June 30,                           1996          1995          1994

Tier I Capital                      $ 24,221      $ 22,739     $ 21,191
Total Capital                         26,562        24,998       23,390
Risk Weighted Assets                 186,905       180,687      175,882


Leverage Ratio                         10.21%        10.06%        9.79%
Tier One Risk-based Capital Ratio      12.96         12.58        12.05
Total Risk-based Capital Ratio         14.21         13.83        13.30





LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

The objective of liquidity management is to provide for the cash needs of the Bancorp at a reasonable cost. Liquidity resources include liquid assets and the Bancorp's ability to access additional sources of funds. Additional asset liquidity is provided by our ability to sell loans. Sales of real estate loans in the secondary market during 1996 generated proceeds of $10,978,000 compared to $3,365,000 during 1995 and $13,571,000 during 1994. In addition, the Bancorp sold $879,000 of student loans during the year ended June 30, 1996, compared to $298,000 during 1995 and $224,000 during the year ended June 30, 1994. The Bancorp also sold $1,640,000 in agricultural mortgage loans to an insurance company during fiscal 1994. These loans were classified as held for sale at June 30, 1993. At June 30, 1996, $492,000 of loans, all first mortgages, were held for sale to secondary market entities, compared to $863,000, $128,000 of first mortgages loans and $735,000 in guaranteed student loans, at June 30, 1995.

The liquidity position is analyzed by comparing expected needs against planned resources. Quantitative analysis of historical trends, seasonal factors and cyclical influences are used to prepare forecasts of liquidity needs.

Asset liquidity is provided primarily by the maturity of loans. Additionally, Bancorp considers all securities that mature within one year or have a call feature within the next year, all time deposits in banks, bankers acceptances, and all federal funds sold to be sources of asset liquidity. The total of these resources at June 30, 1996 is $13,008,000, compared to $22,128,000 at June 30, 1995. The total of these resources is down 41.21 percent from June 30, 1995 to June 30, 1996. The level at June 30, 1996 is deemed by management to be adequate for funding purposes. In addition, the Bancorp has wholesale funding sources with Federal Home Loan Bank and the Federal Reserve. At June 30, 1996, the Bancorp has $492,000 of first mortgages being held for sale in the secondary market.


                                                           Page 35 of 80
Part II
Item 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

LIQUIDITY AND ASSET/LIABILITY MANAGEMENT (cont.)

Unfunded loan commitments and unused lines of credit at June 30, 1996 were $34,524,000 and letters of credit were $381,000. Many existing commitments will expire without being used. Consequently the outstandings do not necessarily represent future cash commitments. The reality of unknown credit demands challenges the Asset/Liability Committee to maintain funding sources sufficient to meet our requirements. If excess funds are available, the committee will strive to invest them to effectively match our funding sources. 1997 has been projected to be a year for an increased demand on funding levels as has been the experience of the past year.

The principal objectives of asset/liability management are to manage interest rate risk, ensure adequate liquidity, and coordinate sources and uses of funds. The Bancorp engages in a formal process of asset/liability management through an Asset/Liability ("A/L") Committee of the Bank. Through this committee, senior management actively participates in the process, ensuring that actions are communicated and implemented throughout the bank.

In the analysis of interest rate risk, the objective is to manage, within acceptable limits, the impact on the income statement caused by fluctuating interest rates and changing rate relationships. Our policy is to maintain a relatively neutral interest sensitive position and, if necessary, the A/L committee may deviate from the neutral position within our prescribed guidelines, which are reviewed by the Bancorp's Board of Directors. The A/L committee can then manage interest rate risk, while responding to change in the balance sheet and financial markets as they strive to improve net interest income.

Provided on the next page is various repricing and maturity information relative to securities, loans, and deposits at June 30, 1996, followed by a condensed summary of Bancorp's interest sensitivity analysis report.



















                                                           Page 36 of 80

Part II
Item 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

The maturity distribution, reflecting scheduled maturities, or calls, and projected paydowns of asset-backed securities, and average tax equivalent yields for the securities at June 30, 1996 is shown in the following table.

       Within one      One to Five     Five to Ten
                          Year             Years           Years
                       Amount  Yield   Amount  Yield    Amount  Yield
                                  (Dollars in Thousands)

U.S. Govt. Agencies  $ 6,998  6.83    $ 9,981  6.87%   $   -0-   -0-%
State and Municipal    3,261  8.80      5,632  7.38      1,285  6.93
Corporate Obligations    500  6.85      3,512  6.02        -0-   -0-
Mortgage-backed
 securities issued by
 U.S. Govt. Agencies   1,431  6.76      8,142  6.41        298  9.16
Other Asset-backed
 securities              818  7.06        -0-   -0-        -0-   -0-
                     ------------------------------------------------
                     $13,008          $27,267          $ 1,583
                     =======          =======          =======

                         Over Ten
                           Years
                        Amount  Yield
                    (Dollars in Thousands)

U.S. Govt. Agencies  $   -0-    -0-%
State and Municipal      -0-    -0-
Corporate Obligations    -0-    -0-
Mortgage-backed
 securities issued by
 U.S. Govt. Agencies     562   7.50
Other Asset-backed
 securities              -0-    -0-
                      --------------
                      $  562
                      ======

Yields are reflected on a federal tax equivalent basis, assuming a 34 percent tax rate.

As of June 30, 1996, certificates of deposit over $100,000 mature as
follows:                                 Amount                Percent
                                                (Dollars in Thousands)

Three months or less                     $ 13,320               65.78%
Over three through six months               2,144               10.59
Over six through twelve months              2,910               14.37
Over twelve months                          1,876                9.26
                                         ----------------------------
                            Total        $ 20,250              100.00%
                                         ============================

                                                           Page 37 of 80
Part II
Item 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (cont.)

The following table reflects interest rate sensitivity as of June 30, 1996 with dollar references in thousands.

                ASSET AND LIABILITY MATURITY/REPRICING SCHEDULE


                        Within   Four to     One to    Over
                        Three    Twelve      Three     Three
                        Months   Months      Years     Years    Total

     ASSETS

Short Term Investments $    -0- $    -0-  $    -0-  $    -0-   $    -0-
Securities                3,690    7,846    17,218    13,510     42,264
Loans                    63,012   52,451    24,540    34,046    174,049
                       -----------------------------------------------
TOTAL EARNING ASSETS     66,702   60,297    41,758    47,556    216,313
                       ------------------------------------------------


     LIABILITIES

Savings, NOW & Money
  Market Deposits        67,711      -0-       -0-       -0-     67,711
CDs Less Than $100,000   34,502   26,534    15,701     4,675     81,412
CDs Over $100,000        12,431    6,048     1,251       520     20,250
Short-term Borrowings    12,752      -0-       -0-       -0-     12,752
Other Borrowings            106    2,264     3,295       594      6,259
                        ------------------------------------------------

TOTAL INTEREST BEARING
  LIABILITIES           127,502   34,846    20,247     5,789    188,384
                       ------------------------------------------------

PERIOD GAP (RSA-RSL)   $(60,800)$ 25,451  $ 21,511  $ 41,767   $ 27,929

 Percent of Total Assets( 25.66)%  10.74%     9.08%    17.62%     11.79%
                        ================================================

CUMULATIVE GAP         $(60,800)$(35,349) $(13,838) $ 27,929

 Percent of Total Assets( 25.66)% (14.92)%   (5.84)%   11.79%
                         =====================================











                                                           Page 38 of 80
Part II
Item 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (cont.)

The condensed GAP report (on the previous page) summarizes the Bank's interest rate sensitivity. Management projects that rates will gradually increase during the first quarter of the next fiscal year and then level out the remainder of the 1997 fiscal year. Should these projections be realized, a significant effect on earnings is not anticipated. Interest rates decreased during the first six months of fiscal 1996. With the decrease of rates, being negatively gapped has been an advantage to the Bank. Interest bearing liabilities have repriced more quickly, at lower rates, than have interest earning assets; resulting in an increase in the net interest margin. Management does believe that many of the deposit accounts and dollars are true core deposits, and as such will not react significantly to changes in interest rates. This will lessen the effect of interest rate changes. The Bank continues to position itself to be as flexible as possible in both earning assets and interest bearing liabilities by offering variable rate loan and deposit instruments. Although rate sensitivity gaps constantly change as funds are acquired and invested, the Bancorp's cumulative gaps at all intervals are viewed by management to be a relatively low percentage of total assets.

IMPACT OF ACCOUNTING ISSUES


                        New Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issues Financial
Accounting Standards which affect the Bancorp.

FAS 121 - Accounting For the Impairment of Long-Lived Assets

This Standard is applicable for 1997. The Bancorp does not currently have any assets which management believes will be affected by FAS 121 and, accordingly, does not expect that this Standard will materially effect the Bancorp's consolidated financial statements.

FAS 122 - Accounting For Mortgage Servicing Rights

This Standard is effective for 1997. FAS No. 122 requires the Bancorp to recognize the servicing value associated with mortgage loans which are originated by the Bancorp and sold to a third party, if the Bancorp retains the right to service the mortgage. The Bancorp adopted this new standard on July 1, 1996, and anticipates that FAS No. 122 will not have a significant impact on the Bancorp's financial position and operations for 1997.

FAS 123 - Accounting for Stock-based Compensation

This standard is effective for 1997 and requires entities to use fair value accounting for stock-based compensation or, alternatively, to disclose the effect of fair value accounting. Currently, the Bancorp does not have any outstanding stock options or other instruments that would be affected by this Standard and, as a result, management does not expect FAS 123 to have a material effect on the Bancorp's consolidated financial statements.
                                                           Page 39 of 80
Part II
Item 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         - REPORT OF INDEPENDENT AUDITORS






                        REPORT OF INDEPENDENT AUDITORS




Board of Directors and Shareholders
The Farmers Bancorp
Frankfort, Indiana


We have audited the consolidated balance sheets of The Farmers Bancorp as of June 30, 1996 and 1995 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Farmers Bancorp as of June 30, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1996 in conformity with generally accepted accounting principles.

As discussed in Note 1 of the financial statements, the Company changed its method of accounting for certain loans on July 1, 1995 and for securities on July 1, 1994.




     Crowe, Chizek and Company LLP

Indianapolis, Indiana
July 18, 1996



                                                           Page 40 of 80

                         CONSOLIDATED BALANCE SHEETS
                           June 30, 1996 and 1995


                                                 1996             1995

ASSETS
Cash and due from banks (Note 12)            $  9,888,804  $  8,584,650
Federal funds sold                                      -     6,800,000
Money market investments                                -     3,700,000
                                             ------------  ------------
   Total cash and cash equivalents (Note 1)     9,888,804    19,084,650
Available-for-sale securities (Note 2)         18,610,219    11,510,352
Held-to-maturity securities (Note 2)
(Market values of $23,535,351 and $29,044,023) 23,653,882    28,833,477
Loans held for sale (Note 1)                      491,943       863,122
Total loans (Note 3)                          173,556,670   155,777,236
  Less allowance for loan losses (Note 4)     (2,741,200)   (2,348,552)
                                              ------------  -----------
   Loans, net                                 170,815,470   153,428,684
Premises and equipment - net (Note 5)           4,641,371     4,325,690
Restricted stock, at cost                         770,500       670,600
Accrued income and other assets (Note 9)        8,171,998     7,315,395
                                             ------------  ------------
                                             $237,044,187  $226,031,970
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Non-interest-bearing deposits                 $22,115,456   $22,037,943
Interest-bearing deposits (Note 6)            169,373,155   153,515,920
                                             ------------   -----------
  Total deposits                              191,488,611   175,553,863
Short-term borrowings (Note 7)                 12,751,777    20,690,660
Other borrowings (Note 8)                       6,259,397     5,174,512
Accrued expenses and other liabilities          2,417,631     1,791,981
                                              ------------  ------------
                                              212,917,416   203,211,016
Commitments (Note 12)

Shareholders' equity
 Common stock, (no par value - 600,000 shares
   authorized, 577,058 shares issued
   and outstanding)                             2,885,290     2,885,290
 Additional paid-in capital                     5,101,125     5,101,125
 Retained earnings                             16,234,631    14,753,001
 Net unrealized appreciation/(depreciation) on
  available-for-sale securities
  (net of tax of $61,835 and ($53,480))           (94,275)       81,538
                                             ------------  ------------
                                               24,126,771    22,820,954
                                             ------------  ------------
                                             $237,044,187  $226,031,970
                                             ============  ============






                                                           Page 41 of 80
                           CONSOLIDATED STATEMENTS OF INCOME
                        Years ended June 30, 1996, 1995 and 1994

                                    1996         1995           1994


INTEREST INCOME:
Loans, including related fees  $14,791,655   $13,288,674    $12,001,391
Deposits in other banks                  -         8,333         17,044
Federal funds sold and short-
 term money market investments     708,674       299,807        289,097
Securities
 Taxable                         2,075,872     2,508,259      2,851,019
 Tax exempt                        534,314       552,983        612,583
                                ----------    ----------     ----------
                                18,110,515    16,658,056     15,771,134
INTEREST EXPENSE:
Deposits                         7,469,131     6,623,127      5,933,499
Repurchase agreements and
 other short-term borrowings       486,512       345,716        299,502
Long-term debt (Note 8)            297,125       255,674         86,723
                                ----------     ---------     ----------
                                 8,252,768      7,224,517     6,319,724
                                ----------     ----------    ----------
NET INTEREST INCOME              9,857,747      9,433,539     9,451,410
Provision for loan losses Note(4)  480,000        218,500       500,000
                                 ---------      ---------    ----------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES       9,377,747      9,215,039     8,951,410

OTHER OPERATING INCOME:
Trust fees                         272,787        243,786       217,611
Service charge income              726,514        676,081       695,695
Mortgage banking revenue           110,106         82,965       176,998
Other income                       377,019        464,831       495,895
                                 ---------      ---------     ---------
                                 1,486,426      1,467,663     1,586,199
OTHER OPERATING EXPENSES:
Salaries and employee benefits
 (Note 9)                        3,821,831      3,510,885     3,445,295
Occupancy expense - net            602,305        550,500       580,232
Equipment expense                  580,780        568,720       486,686
Data processing expense            345,335        458,311       635,338
FDIC assessment                      8,706        384,233       419,211
Other expenses                   1,813,054      1,596,153     1,629,640
                                 ---------      ---------     ---------
                                 7,172,011      7,068,802     7,196,402
                                 ---------      ---------     ---------
Income before income taxes       3,692,162      3,613,900     3,341,207
Less income taxes (Note 10)      1,275,699      1,188,469     1,080,103
                                ----------     ----------    ----------
NET INCOME                     $ 2,416,463    $ 2,425,431   $ 2,261,104
                                ==========     ==========    ==========
Per share data (Note 11):
Net income per share            $     4.19     $     4.20    $     3.92
                                ==========     ==========    ==========


                                                           Page 42 of 80

         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  Years ended June 30, 1996, 1995 and 1994

                                              Net
                                         Unrealized
                                         Appreciation/
                                        (Depreciation)
                      Additional         on Available-
              Common    Paid-in  Retained  for-Sale  Treasury
               Stock    Capital  Earnings  Securities  Stock   Total

Balance, July 1, 1993
          $2,887,760 $5,112,240 $11,751,477 $   -  $(13,585) $19,737,892
Retirement of common
  stock held in Treasury
              (2,470)   (11,115)          -     -    13,585            -
Net income         -          -   2,261,104     -         -    2,261,104
Cash dividends
($1.40 per share)  -          -    (807,883)    -         -    (807,883)
            ---------  ---------  ---------  ------- -------   ---------


Balance, June 30, 1994
           2,885,290  5,101,125  13,204,698      -         -  21,191,113
Implementation of
  Financial Accounting
  Standard No. 115
  (Note 1)         -          -           -   33,393       -      33,393
Net income         -          -   2,425,431        -       -   2,425,431
Cash dividends
($1.52 per share)  -          -    (877,128)       -       -   (877,128)
Change in net
  unrealized appreciation/
  (depreciation)   -          -           -   48,145       -      48,145
           ---------  ---------  ----------  ------- -------  ----------

Balance, June 30, 1995
           2,885,290  5,101,125  14,753,001   81,538       -  22,820,954
Net income         -          -   2,416,463        -       -   2,416,463
Cash dividends ($1.62
  per share)       -          -    (934,833)       -       -   (934,833)
Change in net
  unrealized appreciation/
  (depreciation)   -          -           - (175,813)      -   (175,813)

           ---------  ---------  ----------  ------- -------  ----------

Balance, June 30, 1996
          $2,885,290 $5,101,125 $16,234,631 $(94,275)$     - $24,126,771
          ========== ========== =========== ========= ====== ===========








                                                           Page 43 of 80
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended June 30, 1996, 1995 and 1994


                                        1996        1995        1994

Cash flows from operating activities
 Net income                         $2,416,463  $2,425,431  $2,261,104
 Adjustments to reconcile net income to
  net cash from operating activities
  Depreciation                         514,517     476,714     417,812
  Provision for loan losses            480,000     218,500     500,000
  Net premium amortization on
   securities                           71,574     108,647     213,641
  Proceeds from sales of loans      11,892,982   3,683,287  15,531,295
  Gain on sale of loans                (36,140)    (20,287)    (96,295)
  Loans originated for sale        (11,485,663) (3,548,466)(14,077,295)
  Write-off of building                181,480           -           -
  Deferred taxes                       (94,685)     63,520    (172,084)
  Change in assets and liabilities
   Income taxes payable                (40,618)     48,749     (64,224)
   Interest receivable                (216,224)     83,042     338,620
   Interest payable                    127,079     282,574     (36,299)
   Other assets                       (146,451)   (185,623)     33,236
  Other liabilities                   498,571      31,741     503,522
     Net cash from operating        ----------  ----------  ----------
     activities                      4,162,885   3,667,829   5,353,033

Cash flows from investing activities
 Proceeds from maturities and principal
  repayments on available-for-sale
  securities                         5,063,092   8,220,886           -
 Purchase of available-for-sale
  securities                        (7,461,299) (3,620,000)          -
 Proceeds from maturities and
  principal repayments on held-to-
  maturity securities               11,460,784   8,388,613  23,453,088
 Purchase of held-to-maturity
  securities                       (11,345,551) (3,108,185)(17,400,118)
 Loans made to customers, net of
  principal collections thereon    (17,866,786) (9,526,199)(14,639,543)
 Net change in interest-bearing balances
  with financial institutions                -   1,100,000  (1,100,000)
 Purchase of life insurance policies  (243,310)   (142,453) (1,641,153)
 Property and equipment expenditures(1,011,678)    (44,833)   (146,745)
 Purchase of restricted stock          (99,900)    (14,500)    (19,700)
                                   -----------  ----------  ----------
 Net cash from investing activities(21,504,648)  1,253,329 (11,494,171)










                                                           Page 44 of 80
              CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                  Years ended June 30, 1996, 1995 and 1994


                                        1996        1995        1994

Cash flows from financing activities
 Net increase/(decrease)in deposits $15,934,748 $6,096,871  $6,020,024
 Net increase/(decrease) in
  short-term borrowings              (7,938,883)  (499,159) (1,732,512)
 Proceeds from other borrowings       2,875,000  1,528,000   3,075,000
 Repayment of other borrowings       (1,790,115)  (242,745)          -
 Dividends paid                        (934,833)  (877,128)   (807,883)
  Net cash from financing            ----------  ---------   ---------
   activities                         8,145,917  6,005,839   6,554,629
Net change in cash and cash          ---------- ----------   ---------
equivalents                          (9,195,846)10,926,997     413,491

Cash and cash equivalents at beginning
  of year                            19,084,650  8,157,653   7,744,162


Cash and cash equivalents at end of
  year                              $9,888,804 $19,084,650  $8,157,653


Supplemental disclosures of cash flow information

 Cash paid during the year for
 Interest                            $8,125,689 $6,941,943  $6,356,023
 Income taxes                         1,411,002  1,076,200   1,316,411


Noncash investing activities
 Transfer from held-to-maturity securities
 to available-for-sale securities     5,010,512 16,738,531           -
 Capital lease obligation                     -    814,257           -





















                                                           Page 45 of 80
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        June 30, 1996, 1995 and 1994


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Reporting: The consolidated financial statements include the accounts of The Farmers Bancorp ("Bancorp") and its wholly owned subsidiary, The Farmers Bank ("Bank"). Upon consolidation, all significant intercompany accounts and transactions have been eliminated. During the year ended June 30, 1995, the Bank dissolved its two wholly owned subsidiaries, FBF Corp. and FBF Financial Services, LTD. FBF Corp. owned all of the Bank s premises and FBF Financial Services, LTD was a registered broker/dealer. All assets and liabilities of these two companies were assumed by the Bank upon dissolution.

Use of Estimates in Preparation of Financial Statements: Management must make estimates and assumptions in preparing financial statements that affect the amounts reported therein and the disclosures provided. These estimates and assumptions may change in the future, and future results could differ.

Significant areas involving the use of management s estimates and assumptions that are more susceptible to change in the near term include the allowance for loan losses, the fair values of certain securities, the determination and carrying value of impaired loans and the carrying value of loans held for sale.

Description of Business: Bancorp operates primarily in the banking industry which accounts for more than 90% of its revenues, operating income and assets. The Bank generates commercial, installment and mortgage loans and receives deposits from customers located primarily in the Clinton County, Indiana area. Although the overall loan portfolio is diversified, a substantial portion of its debtors' ability to honor their contracts is dependent upon the agricultural industry. The majority of the Bank's loans are secured by specific items of collateral including business assets, consumer assets and real property.

Securities: Effective July 1, 1994, the Bancorp adopted Financial Accounting Standard No. 115 and accordingly classified its securities to the categories discussed below. Prior to this date, securities were reported at amortized cost. The Bancorp classifies its securities into held-to-maturity and available-for-sale categories. Held-to-maturity securities are those which the Bancorp has the intent and ability to hold until maturity. These are reported at amortized cost. Available-for-sale securities are those which management may decide to sell, if needed, for liquidity, asset-liability management, or other reasons. Available-for-sale securities are reported at fair value with unrealized appreciation or depreciation included as a separate component of shareholders equity, net of tax.

Realized gains or losses are determined based on the amortized cost of the specific security sold. Interest and dividend income, adjusted for the amortization of purchase premiums or discounts, is included in earnings.



                                                           Page 46 of 80
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        June 30, 1996, 1995 and 1994

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans Held for Sale: The Bank originates certain fixed rate residential real estate loans for sale in the secondary market. Loans held for sale are carried at the lower of cost or aggregate market value. At June 30, 1996 and 1995, the market value of these loans exceeded their cost.
Gain and losses on the sale of real estate loans are included in mortgage banking revenue.

Interest Income on Loans: Interest on loans is accrued over the term of the loans based on the principal outstanding. Loans are placed on non-accrual status when the collection of interest becomes doubtful. Loan fees, net of certain direct loan origination costs, are deferred and recognized into interest income over the term of the loan using the level yield method.

Allowance for Loan Losses: An allowance for loan losses is established and maintained because some loans may not be repaid in full. The balance in the allowance and the amount of the annual provision charged to expense are judgmentally determined based upon a number of factors. Estimating the risk of loss and the amount of loss on any loan is necessarily subjective. Accordingly, the allowance is maintained by management at a level considered adequate to cover possible losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations, including their financial position and collateral values, and other factors and estimates which are subject to change over time. While management may periodically allocate portions of the allowance for specific problem loan situations, the whole allowance is available for any loan charge-offs that occur. Increases to the allowance are recorded by a provision for possible loan losses charged to expense. A loan is charged-off by management as a loss when deemed uncollectible, although collection efforts continue and future recoveries may occur.

Effective July 1, 1995, the Bancorp adopted Financial Accounting Standard No. 114 (FAS 114), "Accounting by Creditors for Impairment of a Loan", as amended by FAS 118. Under this standard, loans considered to be impaired are reduced to the present value of expected future cash flows or to the fair value of collateral, by allocating a portion of the allowance for loan losses to such loans. The effect of adopting this standard is considered to be a component of the provision for loan losses and was not significant.

The carrying values of impaired loans are periodically adjusted to reflect cash payments, revised estimates of future cash flows, and increases in the present value of expected cash flows due to the passage of time. Cash payments representing interest income are reported as such. Other cash payments are reported as reductions in carrying value, while increases or decreases due to changes in estimates of future payments and due to the passage of time are reported as reductions or increases to the provision for loan losses. Management evaluates all loans selected for specific review during their analysis of the allowance for loan losses for impairment. Generally, that analysis will not address smaller balance consumer credits.

                                                           Page 47 of 80
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        June 30, 1996, 1995 and 1994


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation. Premises and equipment are depreciated on the straight-line and declining-balance methods over the estimated useful lives of the assets. Maintenance and repairs are expensed and major improvements are capitalized.

Other Real Estate: Real estate acquired through foreclosure is carried at the lower of cost (fair value at date of foreclosure) or fair value less estimated cost to sell. If it is later determined that the total capitalized cost of the property cannot be recovered through its sale or use, the loss is immediately recognized by a charge to income and the creation of a reserve. Expenses incurred in carrying other real estate are charged to operations as incurred.

Income Taxes: Deferred tax liabilities and assets are determined at each balance sheet date. They are measured by applying enacted tax laws to future amounts that will result from differences in the financial statement and tax bases of assets and liabilities. Recognition of deferred tax assets is limited by the establishment of a valuation reserve unless management concludes that the assets will more likely than not result in future tax benefits to the Bancorp. Income tax expense equals the amount currently payable on the income tax return plus or minus the change in deferred tax assets and liabilities.

Statement of Cash Flows: For purposes of the statement of cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and short-term money market investments. Bancorp reports net cash flows for customer loan and deposit transactions, for interest-bearing balances with financial institutions and for short-term borrowings.

Financial Statement Presentation: Certain items in the 1995 and 1994 financial statements have been reclassified to correspond with the 1996 presentation. These reclassifications had no effect on shareholders' equity or the results of operations.

















                                                           Page 48 of 80

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        June 30, 1996, 1995 and 1994


NOTE 2 - SECURITIES

The amortized cost and fair value of available-for-sale securities were as follows at June 30, 1996:

                                       Gross       Gross
                           Amortized  Unrealized  Unrealized    Fair
                             Cost      Gains      Losses       Value

U.S. Government agencies
 and corporations        $ 8,992,361    $50,341   $ (90,671) $ 8,952,031
States and political
 subdivisions                630,000          -           -      630,000
Corporate obligations      4,011,770      3,750     (55,398)   3,960,122
Mortgage-backed securities
 issued by U.S. Government
 agencies                  4,314,287      4,995     (68,591)   4,250,691
Other asset-backed
 securities                  817,911         31        (567)     817,375
                        ------------   --------   ---------- -----------
                         $18,766,329    $59,117    $(215,227)$18,610,219
                         ===========   =======    ========== ===========

This table presents the amortized cost and fair value of available-for-sale securities at June 30, 1996, by contractual maturity. Actual maturities may differ from contractual maturities because issuers may have the right to call or repay obligations with or without call or prepayment penalties.

                                                Amortized     Fair
                                                  Cost        Value

Due in one year                                $ 4,500,750 $ 4,522,185
Due after one year through five years            8,003,381   7,895,281
Due after five years through ten years             385,000     385,000
Due after ten years                                745,000     739,687
Mortgage-backed securities issued by
 U.S. Government agencies                        4,314,287   4,250,691
Other asset-backed securities                      817,911     817,375
                                                ----------    --------
                                               $18,766,329 $18,610,219
                                               =========== ===========












                                                           Page 49 of 80

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        June 30, 1996, 1995 and 1994

NOTE 2 - SECURITIES (Continued)

The amortized cost and fair value of available-for-sale securities were as follows at June 30, 1995:
                                       Gross       Gross
                           Amortized  Unrealized  Unrealized    Fair
                             Cost      Gains      Losses       Value
U.S. Government agencies
 and corporations        $ 4,340,069   $122,922    $      -  $ 4,462,991
States and political
 subdivisions                670,000          -           -      670,000
Corporate obligations      1,000,000      9,687      (3,125)   1,006,562
Mortgage-backed securities
 issued by U.S. Government
 agencies                  3,759,696     17,562     (23,527)   3,753,731
Other asset-backed
  securities               1,605,569     11,499           -    1,617,068
                         -----------   --------    --------  -----------
                         $11,375,334   $161,670    $(26,652) $11,510,352
                         ===========   ========    ========= ===========

The amortized cost and fair value of held-to-maturity securities were as follows at June 30, 1996:
                                       Gross       Gross
                           Amortized  Unrealized  Unrealized    Fair
                             Cost      Gains      Losses       Value
U.S. Government agencies
 and corporations         $7,987,400  $  16,733  $(156,481)  $ 7,847,652
States and political
 subdivisions              9,548,045    128,958     (48,209)   9,628,794
Mortgage-backed securities
 issued by U.S. Government
 agencies                  6,118,437     42,717    (102,249)   6,058,905
                          ----------  ---------  ----------  -----------
                         $23,653,882  $ 188,408  $ (306,939) $23,535,351
                          ==========  =========  ==========  ===========

This table presents the amortized cost and fair value of held-to-maturity securities at June 30, 1996, by contractual maturity. Actual maturities may differ from contractual maturities because issuers may have the right to call or repay obligations with or without call or prepayment penalties.
                                                  Amortized      Fair
                                                    Cost        Value

Due in one year                               $ 2,631,342    $ 2,658,977
Due after one year through five years           8,664,646      8,678,123
Due after five years through ten years          6,239,457      6,139,346
Mortgage-backed securities issued by U.S.
 Government agencies                            6,118,437      6,058,905
                                              -----------  -------------
                                              $23,653,882    $23,535,351



                                                           Page 50 of 80
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        June 30, 1996, 1995 and 1994

NOTE 2 - SECURITIES (Continued)

The amortized cost and fair value of held-to-maturity securities at June 30, 1995 were as follows:
                                       Gross       Gross
                           Amortized  Unrealized  Unrealized    Fair
                             Cost      Gains      Losses       Value

U.S. Government agencies
 and corporations        $12,526,237   $ 99,648   $ (72,486) $12,553,399
States and political
 subdivisions              8,071,915    256,854      (1,673)   8,327,096
Corporate obligations      3,019,098      7,812     (56,600)   2,970,310
Mortgage-backed securities
 issued by U.S. Government
 agencies                  5,216,227     53,730     (76,739)   5,193,218
                          ----------     -------    --------   ---------
                         $28,833,477   $418,044   $(207,498) $29,044,023
                         ===========   ========   =========  ===========

No securities were sold during 1996, 1995 or 1994.

Securities with a book value of $14,183,000 and $21,119,000 at June 30, 1996 and 1995, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes required or permitted by law.

On December 31, 1995, pursuant to new accounting guidance, the Bancorp transferred held-to-maturity securities with an amortized cost of $5,011,000 and a fair value of $4,996,000 to the available-for-sale category.


NOTE 3 - LOANS

Loans as presented on the balance sheet are comprised of the following:

                                       1996               1995

Commercial loans                   $ 90,824,202        $ 76,014,707
Real estate loans                    49,683,949          54,220,307
Installment loans                    32,140,145          25,059,218
Lease financing                         908,374             483,004
                                   ------------        ------------
                                   $173,556,670        $155,777,236
                                   ============        ============









                                                           Page 51 of 80

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        June 30, 1996, 1995 and 1994

NOTE 3 - LOANS (Continued)

The Bank services mortgage loans sold to the Federal Home Loan Mortgage Corporation. These loans are not included in the above balances and totaled approximately $29,309,000 and $22,085,000 at June 30, 1996 and 1995, respectively.

Total loans at June 30, 1996 and 1995 include approximately $41,126,000 and $44,140,000, respectively, of loans to farmers or businesses related to the agricultural industry.

At June 30, 1996, 1995 and 1994, non-performing loans included the following:


                                        1996       1995        1994

Non accrual loans                   $1,136,000  $1,223,000 $  735,000
Troubled debt restructuring            748,000     708,000 $1,669,000
Loans contractually past due greater
 than 90 days and still accruing       489,000     560,000    331,000
                                    ----------  ----------  ---------
                                    $2,373,000  $2,491,000 $2,735,000
                                    ==========  ========== ==========

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is as follows:

                                        1996       1995        1994


Beginning balance                   $2,348,552  $2,478,124 $2,226,294
Provision charged to operations        480,000     218,500    500,000
Loans charged off                     (546,895)   (735,123)  (471,361)
Recoveries                             459,543     387,051    223,191
                                    ----------  ---------- ----------
Ending balance                      $2,741,200  $2,348,552 $2,478,124
                                     ==========  ========== ==========
















                                                           Page 52 of 80

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        June 30, 1996, 1995 and 1994


NOTE 4 - ALLOWANCE FOR LOAN LOSSES (Continued)

Information regarding impaired loans is as follows at or for the year ended June 30, 1996:

                                                                1996

Average investment in impaired loans                         $1,233,000
                                                             ==========
Interest income recognized on impaired loans including
 interest income recognized on cash basis of $1,000          $    1,000
                                                             ==========
Information regarding impaired loans at year-end is as follows:

Balance of impaired loans at June 30, 1996                   $1,061,000
 Less portion for which no allowance for loan losses
 is allocated                                                   612,000
                                                              ---------
Portion of impaired loan balance for which an allowance
 for credit losses is allocated                              $  449,000
                                                             ==========
Portion of allowance for loan losses allocated to the
 impaired loan balance                                       $  125,000
                                                             ==========

NOTE 5 - PREMISES AND EQUIPMENT - NET

A summary of premises and equipment by major category follows:

                                                 1996          1995

 Land                                        $1,010,862    $1,000,862
 Buildings and improvements                   4,973,436     4,504,416
 Furniture and equipment                      3,336,284     3,151,892
                                              ---------     ---------
                                              9,320,582     8,657,170
 Accumulated depreciation                    (4,679,211)   (4,331,480)
                                              ---------     ---------
                                             $4,641,371    $4,325,690

NOTE 6 - DEPOSITS

Time deposits issued in denominations of $100,000 or greater totaled $20,250,000 and $14,593,000 at June 30, 1996 and 1995, respectively.
Interest expense on such deposits for 1996, 1995 and 1994 was $941,000, $673,000 and $376,000, respectively.








                                                        Page 53 of 80
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        June 30, 1996, 1995 and 1994


NOTE 6 - DEPOSITS (Continued)

At June 30, 1996, the scheduled maturities of time deposits are as follows:

      1997                             $67,145,000
      1998                               9,964,000
      1999                               6,988,000
      2000                               2,840,000
      2001 and thereafter                2,355,000
                                       -----------
                                       $89,292,000
                                       ===========
NOTE 7 - SHORT-TERM BORROWINGS

Short-term borrowings consist solely of retail repurchase agreements at June 30, 1996 and 1995. Essentially, these are borrowings from customers that are collateralized by a pledge of U.S. Government or Agency Securities. Bancorp retains possession of and control over such securities. Information regarding repurchase agreements at and for the years ended June 30, 1996 and 1995 is presented below:

                                                  1996          1995

Average balance during the year                 $11,100,000 $ 9,420,000

Average rate paid during the year                      4.38%       3.56%

Maximum month end balance during the year       $14,407,000 $20,891,000

Carrying value of securities pledged at June 30 $13,155,000 $21,310,000

Fair value of securities pledged at June 30     $13,095,000 $21,035,000





















                                                           Page 54 of 80

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        June 30, 1996, 1995 and 1994

NOTE 8 - OTHER BORROWINGS

Other borrowings consist of the following at June 30:

                                              1996         1995

Federal Home Loan Bank (FHLB) advances    $5,735,017    $4,499,801
Capital lease obligation                     524,380       674,711
                                           ---------    -----------
      Total                               $6,259,397    $5,174,512
                                          ==========    ==========

The FHLB advances are secured by a blanket pledge covering the Bank s mortgage loans and other assets and require monthly interest payments. The following advances are outstanding at June 30, 1996:

     Maturity Date              Interest Rate              Balance
     -------------              -------------              -------
    October 4, 1996                 5.78%                $  560,000
    October 7, 1996                 4.57                    950,000
    January 13, 1997                5.18                    450,000
    February 1, 1999                5.28                  1,200,000
    February 16, 1999               5.38                  1,623,113
    September 15, 2000              5.12                    286,904
    June 15, 2006                   7.09                    665,000
                                                          ---------
                                                         $5,735,017
                                                         ==========
Required annual principal payments for those advances outstanding at June 30, 1996 are as follows:

                         Year ending
                           June 30,

                            1997                   $2,093,165
                            1998                      144,409
                            1999                    2,744,640
                            2000                       77,386
                            2001                       83,657
                      After 2001                      591,760
                                                    ---------
                                                   $5,735,017
                                                   ==========












                                                           Page 55 of 80
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        June 30, 1996, 1995 and 1994


NOTE 8 - OTHER BORROWINGS (Continued)

The $950,000 advance maturing October 7, 1996 may be prepaid at specified times without penalty. Penalties, based on market rates at the time of prepayment, will be assessed if the other advances are prepaid.

The capital lease obligation relates to EDP equipment. The term of the lease is sixty months and it expires in 1999. The gross amount of this asset is $814,257 and accumulated depreciation was $247,656 at June 30, 1996. Annual payments are $195,647 with aggregate remaining payments of $586,940 at June 30, 1996. The obligation reflected on the balance sheet at June 30, 1996 represents the aggregate amount payable less $62,560 of imputed interest.


NOTE 9 - BENEFIT PLANS

The Bank has a non-contributory defined benefit pension plan which covers a majority of its employees. The Bank's funding policy is to contribute the amount allowable as a deduction under the Internal Revenue Code. The following sets forth the Plan's funded status and amounts recognized in the Bancorp's balance sheet and income statement:

As of June 30:                                  1996          1995

 Accumulated benefit obligation             $ 3,746,265   $ 3,646,427
                                            ===========   ===========
 Vested benefit obligation                  $ 3,403,128   $ 3,255,221
                                            ===========   ===========
 Plan assets at fair value                  $ 4,582,399   $ 4,420,733
 Projected benefit obligation for service
    rendered to date                        (4,421,099)   (4,279,908)
 Unrecognized prior service gain                (85,338)      (95,965)
 Unrecognized loss                              460,394       395,715
 Unrecognized transition asset                 (134,573)     (159,975)
                                             ----------    ----------
      Prepaid pension cost                  $   401,783   $   280,600
                                            ===========   ===========















                                                           Page 56 of 80
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        June 30, 1996, 1995 and 1994


NOTE 9 - BENEFIT PLANS (Continued)

For the year ended June 30:              1996         1995        1994

Net pension expense included
the following:
 Service cost for the year              $197,187    $194,773   $205,869
 Interest cost on projected benefit
  obligation                             300,479     276,980    260,227
 Actual return on plan assets           (333,781)   (259,868)  (126,917)
 Net amortization and deferral           (32,495)    (86,953)  (206,909)
                                        ---------   ---------  ---------
    Net pension expense                 $131,390    $124,932   $132,270
                                        ========    ========   ========

Significant actuarial assumptions which affect the Plan's obligations and funding requirements are as follows:

                                            1996         1995      1994

  Weighted average discount rate            7.00%        7.00%     7.00%
  Increase in annual compensation           5.00         5.00      5.00
  Long-term rate of return on Plan assets   7.50         7.50      7.50

The unrecognized prior service gain relates to the effect of changes in the Plan's benefit formula. These gains are being amortized, using the straight line method, over the remaining average service lives of Plan participants.

Plan assets consist primarily of investments in interest-bearing balances with financial institutions, U.S. Treasury notes, U.S.
Government agencies and corporate bonds and notes.

The Bank also maintains a 401(k) plan for the benefit of eligible employees. Employer contributions include discretionary contributions and the matching of a portion of employee contributions. Expense recognized for this plan was $26,836, $26,213 and $24,147 for 1996, 1995 and 1994, respectively.

The Bank maintains a deferred compensation plan for the benefit of certain directors, executive officers and independent contractors. In return for relinquishing the right to a portion of their current compensation, the Bank agrees to pay participants a retirement benefit, in the form of a monthly payment for up to 180 months. During 1996, 1995 and 1994, the Bank accrued approximately $310,000, $211,000 and $178,000, respectively, towards its obligation under the plan.








                                                             Page 57 of 80
                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    June 30, 1996, 1995 and 1994


NOTE 9 - BENEFIT PLANS (Continued)

During 1994, the Bank established a death benefit plan for the benefit of its officers. Under the plan, if the participant dies prior to retirement, the Bank agrees to pay a specified death benefit to designated beneficiaries.

In conjunction with the deferred compensation and death benefit plans, the Bank purchased life insurance on the participants. The cash surrender value of such insurance at June 30, 1996 and 1995 was $4,510,000 and $4,216,000, respectively, and is included in "accrued income and other assets" on the Bancorp's consolidated balance sheets.


NOTE 10 - INCOME TAXES

Income taxes consist of the following components:

                                        1996       1995        1994

Income tax expense/(benefit)
  Current                           $1,370,384  $1,124,949  $1,252,187
  Deferred                             (94,685)     63,520    (172,084)
                                    ----------- ----------  ----------
                                    $1,275,699  $1,188,469  $1,080,103
                                    ==========  ==========  ==========

Principal components of the deferred income tax expense/(benefit) are the tax effects of temporary differences related to the provision for loan losses, depreciation expense and pension expense.

The following is a reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate of 34% to income before income taxes:

                                    1996          1995          1994

 Statutory rate applied to
  income before income taxes    $1,255,335    $1,228,726     $1,136,010
 Add (deduct) tax effect of
  Tax exempt interest income      (175,449)     (191,563)      (202,077)
  State income tax (net of
   federal tax benefit)            212,063       199,500        190,091
  Other, net                       (16,250)      (48,194)       (43,921)
                                -----------    ----------     ----------
                                $1,275,699    $1,188,469     $1,080,103








                                                           Page 58 of 80
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        June 30, 1996, 1995 and 1994


NOTE 10 - INCOME TAXES (Continued)

The net deferred tax asset reflected in the June 30, 1996 and 1995 consolidated balance sheets is comprised of the following components:

                                                  1996        1995
 Deferred tax assets from:
  Provision for loan losses                   $  784,000  $  599,000
  Deferred loan fees/costs                             -     135,000
  Deferred compensation plans                    325,000     202,000
  Available-for-sale securities                   61,835           -
  Other                                          103,165      12,000
                                               ---------    --------
                                               1,274,000     948,000
 Deferred tax liabilities for:
  Depreciation                                  (509,000)   (455,000)
  Pension plan                                  (158,000)   (110,000)
  Available-for-sale securities                        -     (53,480)
  Deferred loan fees/costs                       (64,000)          -
  Other                                          (38,000)    (34,520)
                                               ----------  ----------
                                                (769,000)   (653,000)
 Valuation allowance for deferred tax assets           -           -
                                              ----------  ----------
                                              $  505,000  $  295,000
                                              ==========  ==========

NOTE 11 - EARNINGS PER SHARE

Earnings per common share have been computed based on the weighted average number of shares outstanding during the years presented. The number of shares used in the computation was 577,058 for 1996, 1995 and 1994.


NOTE 12 - COMMITMENTS AND OFF BALANCE SHEET ITEMS

The Bank has operating leases covering certain of its properties.
Expense for leased premises was $64,079 for 1996, $56,295 for 1995 and $52,172 for 1994. Minimum lease payments at June 30, 1996 for all non-cancelable leases are as follows:

    1997                           $ 65,699
    1998                             63,664
    1999                             22,546
    2000                             16,248
    2001                             16,896
    Thereafter                       74,580
                                   --------
                                  $259,633
                                   ========



                                                           Page 59 of 80
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        June 30, 1996, 1995 and 1994


NOTE 12 - COMMITMENTS AND OFF BALANCE SHEET ITEMS (Continued)

The Bank, in the ordinary course of business, has commitments and contingent liabilities, such as guarantees and commitments to extend credit which are not reflected in the accompanying consolidated balance sheets. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans, standby letters of credit, and financial guarantees is represented by the contractual amount of those instruments. The Bank uses the same credit policy to make such commitments as it uses for on-balance-sheet items.

At June 30, 1996 and 1995, these financial instruments are summarized as follows:

                                              1996          1995

Financial instruments which contract amount
 represents credit risk:
  Unused commercial lines of credit       $15,732,000   $13,642,000
  Unused revolving lines of credit         11,503,000     8,744,000
  Commitments to make loans                 7,289,000     2,776,000
  Standby letters of credit                   381,000       738,000


The unused revolving and commercial lines of credit are predominantly variable rate agreements. The commitments are agreements to lend to a customer, provided they accept the terms and conditions offered by the Bank. These commitments are generally extended for terms of up to 60 days and, in many cases, allow the customer to select from one of several financing options offered. At June 30, 1996, these commitments included $1,185,000 of fixed-rate loan commitments at rates ranging from 7.00% to 10.00%. Since many commitments to make loans expire without being used, the amount does not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management s credit evaluation of the borrower, and may include accounts receivable, inventory, property, land and other items.

At June 30, 1996, the Bank was required to have $2,299,000 on deposit with the Federal Reserve or as cash on hand as reserve. These reserves do not earn interest.

The Bancorp is also subject to claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of the Bancorp.







                                                           Page 60 of 80
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        June 30, 1996, 1995 and 1994


NOTE 13 - CAPITAL REQUIREMENTS

The Bancorp and the Bank are subject to regulations which require the maintenance of both a leverage ratio (tier one capital to adjusted total assets) and a risk based capital ratio (total capital to risk adjusted assets). Compliance with these regulations limits the amount of dividends that may be paid by the companies. These regulations define an "adequately capitalized" financial institution as one which has a tier one leverage ratio of at least 4% and a total risk-based capital ratio of at least 8%. Financial institutions which fail to achieve at least those levels of capital compliance are subject to regulatory action. At June 30, 1996, the Bank's tier one and total capital were $24,200,000 and $26,500,000, respectively, and its leverage and total risk-based capital ratios were 10.40% and 14.19%, respectively, which exceed the levels required to be deemed adequately capitalized by 6.40% ($14,900,000) and 6.19% ($11,600,000), respectively.


NOTE 14 - RELATED PARTY TRANSACTIONS

Certain of the Bancorp's directors and executive officers were loan customers of the Bank. A schedule of the aggregate activity in such loans, when total customer borrowings exceed $60,000, follows:

     Balance July 1, 1995                      $1,984,799
     New loans and draws                          137,314
     Loan reductions and principal payments      (590,300)
     Other changes                                (39,244)
                                               ----------
     Balance June 30, 1996                     $1,492,569
                                               ==========

Other changes include adjustments for loans applicable to one period that are excludable from the other reporting period.




















                                                           Page 61 of 80
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        June 30, 1996, 1995 and 1994

NOTE 15 - DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table shows the estimated fair value of financial instruments and their related carrying value at June 30, 1996 and 1995. Items which are not financial instruments are not included.

                                   1996                    1995

                           Carrying   Estimated   Carrying  Estimated
                            Amount   Fair Value    Amount   Fair Value
                                (in thousands)     (in thousands)

Financial assets
 Cash and short-term
  investments            $   9,889  $   9,889  $   19,085  $  19,085
 Securities                 42,264     42,146      40,343     40,554
 Net loans                 171,307    168,008     154,292    152,608
Financial liabilities
 Deposits                 (191,489)  (191,275)   (175,554)  (176,074)
 Short-term borrowings     (12,752)   (12,752)    (20,691)   (20,691)
 Other borrowings           (6,259)    (6,171)     (5,175)    (5,096)

Off balance sheet financial
 instruments
  Loan commitments and
   letters of credit             0          0           0          0

The following methods and assumptions were used to estimate the fair value of each class of financial instruments at June 30, 1996 and 1995:

Cash and Short-term Investments: The carrying amount is a reasonable estimate of the fair value of cash and short-term investments.

Securities: For securities, fair value equals quoted market value for the individual securities. If a quoted market price is not available, fair value is estimated using quoted market prices for similar instruments.


















                                                           Page 62 of 80
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        June 30, 1996, 1995 and 1994


NOTE 15 - DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
(Continued)

Loans: The fair value of loans is estimated by discounting projected future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings for similar remaining maturities.

Deposits: The fair value of demand deposits, savings accounts, and money market deposits is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated by discounting projected future cash flows using rates currently offered for deposits with similar remaining maturities.

Short-term Borrowings: These obligations are generally variable rate or are for very short terms. Accordingly, their carrying amount is a reasonable estimate of fair value.

Other Borrowings: The estimated fair value of other borrowings is based upon the current rate that the Bancorp would pay for similar borrowings, applied to the time period until maturity.

Loan Commitments and Letters of Credit: The carrying value of these commitments is a reasonable estimate of fair value. These investments are generally variable rate and/or short-term in nature with minimal fees charged.

While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that were the Bancorp to have disposed of such items, the estimated fair values would necessarily have been achieved at that date, since actual sales prices may differ depending on various circumstances. The estimated fair values presented should not necessarily be considered to apply at subsequent dates.

In addition, other assets and liabilities of the Bancorp that are not defined as financial instruments such as property and equipment are not included in the above disclosures. Also, non-financial instruments typically not recognized in financial statements nevertheless may have value but are not included in the above disclosures. These include, among other items, the estimated earnings power of core deposit accounts, the earnings potential of loan servicing rights, the earnings potential of the Bancorp's trust department, the trained work force, customer goodwill, and similar items.










                                                           Page 63 of 80
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        June 30, 1996, 1995 and 1994


NOTE 16 - PARENT COMPANY STATEMENTS

Presented below are condensed balance sheets, statements of income and statements of cash flows for the parent company:

                                       CONDENSED BALANCE SHEETS

                                               June 30,
                                          1996          1995
ASSETS
 Cash on deposit with subsidiary     $    21,312   $     17,731
 Investment in Bank subsidiary        24,094,858     22,796,050
 Other assets                             23,237         11,435
                                     -----------   ------------
                                     $24,139,407    $22,825,216
                                     ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
 Total liabilities                   $    12,636    $     4,262
 Total shareholders' equity           24,126,771     22,820,954
                                     -----------    -----------
                                     $24,139,407    $22,825,216
                                     ===========    ===========

                       CONDENSED STATEMENTS OF INCOME

Years ended June 30:                  1996         1995        1994

Operating income
 Dividends from Bank subsidiary   $  959,835   $  877,128  $  807,883
 Interest income                      15,090          588         310
                                  ----------   ----------  ----------
                                     974,925      877,716     808,193

Operating expense                     44,885       33,685      27,846
                                  ----------   ----------  ----------

Income before income tax and
 equity in undistributed
  income of subsidiary               930,040      844,031     780,347
Income tax benefit                   (11,802)     (13,109)    (10,908)
                                  ----------   ----------  ----------
Income before equity in
 undistributed income of
 subsidiary                          941,842      857,140     791,255

Equity in undistributed income
 of subsidiary                     1,474,621    1,568,291   1,469,849
                                   ---------    ---------   ---------
Net income                        $2,416,463   $2,425,431  $2,261,104
                                  ==========   ==========  ==========



                                                           Page 64 of 80
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        June 30, 1996, 1995 and 1994


NOTE 16 - PARENT COMPANY STATEMENTS (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

Years ended June 30:                     1996        1995       1994

Cash flows from operating activities
 Net income                          $2,416,463  $2,425,431  $2,261,104
 Adjustments to reconcile net income
 to net cash from operating activities
  Equity in undistributed income of
   subsidiary                        (1,474,621) (1,568,291) (1,469,849)
  Change in other assets                (11,802)       (491)     26,593
  Change in other liabilities             8,374        (289)     (7,249)
                                      ---------   ---------   ---------
  Net cash from operating activities    938,414     856,360     810,599

Cash flows from financing activities
 Dividends paid                        (934,833)   (877,128)   (807,883)
                                      ---------   ---------   ---------
Net change in cash                        3,581     (20,768)      2,716

Cash at beginning of year                17,731      38,499      35,783
                                      ---------   ---------   ---------
Cash at end of year                  $   21,312  $   17,731  $   38,499
                                     ==========  ==========  ==========

NOTE 17 - PENDING CHANGES IN ACCOUNTING POLICIES

FASB Statement 122 (FAS 122) "Accounting for Mortgage Servicing Rights" was issued in May, 1995. Bancorp adopted this statement on July 1, 1996, as required. FAS 122 eliminates the accounting distinction between originated and purchased mortgage servicing rights. Beginning July 1, 1996, when a loan is originated with the intent to sell, a separate asset will be recognized for the mortgage servicing right, which is consistent with the current treatment of purchased mortgage servicing rights. FAS 122 also changes the manner in which impairment of capitalized mortgage servicing rights is recognized. Impairment will be recognized using the fair value of individual stratum of servicing rights based on the underlying risk characteristics of the serviced loan portfolio, compared to an aggregate portfolio approach under previous accounting guidance.












                                                           Page 65 of 80
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        June 30, 1996, 1995 and 1994

NOTE 17 - PENDING CHANGES IN ACCOUNTING POLICIES (Continued)

Based on its current volume of mortgage banking activity, Bancorp expects FAS 122 to have a positive impact on its financial condition and operations for the fiscal year ending June 30, 1997. The impact in subsequent years is difficult to predict. FAS 122 will initially result in the recognition of larger gains on sales of mortgage loans, because of the initial capitalization of the originated mortgage servicing right asset. However, the larger gains on sales of loans will be offset by the future amortization of the mortgage servicing right asset. In addition, the valuation allowance on impaired mortgage servicing rights may fluctuate significantly in the future, because the impairment evaluation is based on assumed loan prepayment and default rates, interest rates, and other factors.









































                                                           Page 66 of 80

Part II
Item 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (cont.)



DEPOSIT INTEREST EXPENSE BY TYPE


                                                   JUNE 30

                                     1996           1995           1994


                                            (Dollars in Thousands)

Deposit Interest Expense:

  NOW Accounts                     $  694         $  676         $  649


  Money Market Checking               162            173            187


  Regular Savings                     530            513            509


  Advantage Savings                   380            388            495


  Christmas Club Savings               11             11             10


  Money Market Investment             275            291            322


  Total Certificates                5,417          4,571          3,761


                                   ------------------------------------

Total Deposit Interest Expense     $7,469         $6,623         $5,933

                                   =====================================















                                                           Page 67 of 80
Part II
Item 9  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

There are no disagreements to report under this item.


Part III
Item 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Fred K Agnew retired as President of the bank effective September 1995 after serving in that capacity since March 1986. Mr. Agnew remains on the Board of Directors, and serves as Chairman to the Board. Tom Rohrabaugh was named President of the Bank effective September 1995 and became the thirteenth President of the Farmers Bank. Armean Wright announced his retirement from the Board of Directors effective September 1996. He served faithfully with dedication and distinction for the past twenty-eight years. The executive officers and present directors of the Bancorp include the following persons.

                                      Years in  Year First
 Name and               Title or      Officer   Elected as   Principal
 Address          Age   Position      Position  a Director   Occupation
                                                (Year Term
                                                  Expires)
- ------------------------------------------------------------------------

Fred K Agnew        64 Chairman of the      1       1983    Retired
905 S O'Neil St.       Board and Director          (1996)   Banker (1)
Frankfort, IN

Ralph M. Butler     80 Director           N/A       1983    Retired
3052 N Co Rd 1000 E                                (1997)     (2)
Forest, IN

John L. Conway      64 Vice President      13        N/A    Banker
701 S Williams Rd.     and Secretary
Frankfort, IN

Judson J. Costlow   53 Vice President       2        N/A    Banker
906 S O'Neil St.       and Trust Officer
Frankfort, IN

Joe C. Doan         52 Director           N/A       1990    Business-
801 Eastwood Drive                                 (1996)   man (3)
Frankfort, IN

Daryl C. Fry        56 Vice President       2        N/A    Banker
759 Maple Drive
Frankfort, IN

Joseph V. Lahrman   65 Director           N/A       1989    Farming (4)
5253 N Co Rd 850 W                                 (1998)
Mulberry, IN

C. Robert Lord      57 Senior Vice          2        N/A    Banker
1550 S. Williams Rd.   President
Frankfort, IN
                                                           Page 68 of 80
Part III
Item 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (cont.)

                                    Years in    Year First
 Name and               Title or    Officer     Elected as   Principal
 Address          Age   Position    Position    a Director   Occupation
                                                (Year Term
                                                 Expires)
- ------------------------------------------------------------------------

R. Ronald McClughen 53 Senior Vice        2          N/A    Banker
1351 Forest Drive      President
Frankfort, IN

Karen I. Miller     40 Chief Financial    2          N/A    Banker
1208 N. Jackson St.    Officer
Frankfort, IN

Jennifer L. Neal    42 Investment Officer 2          N/A    Banker
4515 E. St. Rd. 38
Kirklin, IN

Edward R. Pluhar    49 Vice President     2          N/A    Banker
309 Harvard Terrace
Frankfort, IN

Jack W. Ransom      49 Director         N/A         1994    Business-
958 Forest Drive S.                                (1996)   man (5)
Frankfort, IN

Rawl V. Ransom      76 Director         N/A         1983    Retired
1555 N Main St.                                    (1997)   Business-
Frankfort, IN                                               man (6)

Steven C. Reynolds  44 Vice President     2          N/A    Banker
4 S. Crescent Drive
Frankfort, IN

Tom Rohrabaugh      62 President and     11         1992    Banker
901 Williams Road      Director                    (1998)
Frankfort, In

Stephen G.          50  Director          N/A       1994    Farming
Rothenberger                                       (1997)     (7)
1784 S. County Rd. 180E
Frankfort, IN

R. Kent Ryan Jr.    53 Secretary to the     2       1995    Attorney
3490 State Road 75 N   Board and Director          (1997)     (8)
Frankfort, IN








                                                           Page 69 of 80
Part III
Item 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (cont.)

                                    Years in    Year First
 Name and               Title or    Officer     Elected as   Principal
 Address          Age   Position    Position    a Director   Occupation
                                               (Year Term
                                                Expires)
- ------------------------------------------------------------------------

Stanley K. Smith    47 Director           N/A       1989    General
859 Forest Drive S.                                (1998)   Contractor
Frankfort, IN                                                 (9)

Robert F. Thorley   48 Vice President       2        N/A     Banker
7628 E. Co. Rd. 500 S.
Kirklin, IN

Armean L. Wright    83 Director           N/A       1983    Retired
800 Glendale Dr.                                   (1996)     (10)
Frankfort, IN


* "N/A" means not applicable and represents that the named individual is either not a director or not an executive officer.

1.  Fred K Agnew retired as President of the Farmers Bank in September
    1995.

2. Ralph M. Butler has been retired for the past 13 years. From 1960-1981, he was part owner - operator of Fairground Implement Inc., Frankfort, Indiana, a farm implement dealer.

3.  Joe C. Doan is President of Coapstick Insurance Agency, Frankfort,
    Indiana.

4.  Joseph V. Lahrman is President of Joseph Lahrman Farms, Inc.,
    Mulberry, Indiana.

5. Jack W. Ransom is President of Kramer Brothers Lumber Co., Inc., Frankfort, Indiana.

6. Rawl V. Ransom retired in 1985 as President of Kramer Brothers Lumber Co., Inc., Frankfort, Indiana.

7.  Stephen G. Rothenberger is owner and manager of Rothenberger Farms.

8. R. Kent Ryan Jr. is the managing partner of the law firm Ryan, Hartzell, Moore and Cook in Frankfort, Indiana. Mr. Ryan's firm is retained by the Bank and performs services on behalf of the Bank.

9. Stanley K. Smith is President of Arthur A. Gill & Son Co. Inc., Frankfort, Indiana, a general contractor.

10. Armean L. Wright is retired as President of Mallory Controls Co., a division of P.R. Mallory Co., Inc. in Frankfort, Indiana, a manufacturer of mechanical devices.

                                                           Page 70 of 80
Part III
Item 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (cont.)

All of Bancorp's directors are divided into 3 classes, whose term is three years or until their respective successors are duly elected and qualified. One class of Directors are elected annually. All executive officers hold office for a term of one year. There are no arrangements or understandings between any of the directors, executive officers, or any other persons pursuant to which any of the Bancorp's directors or executive officers have been selected for their respective position.

Part III
Item 11 EXECUTIVE COMPENSATION

The following table contains information concerning the compensation paid by Bank and Bancorp for the fiscal years ended June 30, 1994, 1995 and 1996 to the two executive officers whose total annual salary and bonus exceeded $100,000. Mr. Fred Agnew decided to retire from the office of President in September 1995. Tom Rohrabaugh replaced Mr. Agnew as President at that time.

SUMMARY COMPENSATION TABLE

     Name and                                         All
     Principal             Year ended                Other
     Position               June 30,     Salary   Compensation (1)

     Tom Rohrabaugh            1996     $112,831      $1,410
     President of Bancorp
     and Bank

     Fred K Agnew              1996     $142,160      $1,777
     President of Bancorp      1995      117,319       1,405
     and Bank                  1994      107,225       1,329

     (1)  Bank contributions for fiscal year to Internal Revenue Code
          Section 401(k) savings plan.

Tom Rohrabaugh is a participant in a deferred compensation plan established during the year ended June 30, 1993, and will receive $21,419 per year for 15 years following his retirement or his death. Such benefit is to be paid in equal monthly installments and the amount he will receive is conditioned upon Mr. Rohrabaugh deferring receipt of 5 percent of his monthly base compensation, which he would otherwise be entitled to receive from the Bank, through the date of his retirement, expected to be December 1998. In addition to the benefit described above, Mr. Rohrabaugh shall be entitled to receive a one-time lump sum death benefit in the amount of $10,000.

Fred K Agnew is a participant in a deferred compensation plan established during the year ended June 30, 1993 and will receive $26,729 per year for 15 years following his retirement or his death. Such benefit is to be paid in equal monthly installments. In addition to the benefits described above, Mr. Agnew shall be entitled to receive a one-time lump-sum death benefit in the amount of $10,000.



                                                           Page 71 of 80
Part III
Item 11 EXECUTIVE COMPENSATION (cont.)

During the fiscal year ended June 30, 1994, the Bank established a death benefit plan covering all officers. By the purchase of a whole life insurance product, the Bank would be owner and beneficiary of the policies. The Bank, in turn, executes an agreement with each officer to pay a specified death benefit to each officer's beneficiary if death occurs before retirement.

Upon retirement, the officer will have the option to continue the existing death benefit coverage through a split dollar agreement with the Bank. The Bank will assign the death benefit portion to the officer for the portion of death benefit they had at retirement, or a lesser amount if the officer chooses. The Bank retains the ownership of the cash surrender value of the policy plus the balance of the death benefit, if any. The retired Bank officer does assume the economic benefit accruing to the policy and is responsible to pay the taxes for such benefit. It thereby will make the proceeds received by the retired officers' beneficiary free of federal income tax under the current tax laws.

This program replaced the existing group term policy that had been in effect for many years. The former group plan resulted in an expense only and the new death benefit program is expected to provide a reasonable rate of return on the Bank's investment.

COMPENSATION OF DIRECTORS

Each outside director of the Bank and Bancorp, who did not elect to participate in the deferred compensation program described below, received a $6,000 director's fee for the year ended June 30, 1996; except the Chairman of the Board received $9,600, and the Secretary received $8,400. In addition an attendance fee of $150 per board and committee meeting is paid to outside directors on a quarterly basis. Those outside directors serving on the Finance Committee receive $300 as an attendance fee.

During the fiscal year ended June 30, 1993, the Bank established a deferred compensation program for the benefit of certain executive officers, directors and independent contractors who elected to participate. Directors Joe C. Doan, Joseph V. Lahrman, Jack W. Ransom, Rawl V. Ransom, and Stanley K. Smith elected to participate in the plan. In return for deferring a percent of the directors fees they would otherwise be entitled to receive from the Bank and the Bancorp for a period of five years, they will receive annual benefits of $36,426, $9,494, $33,847, $8,650, and $45,724, respectively. Such benefits will be paid in equal monthly installments and will continue for 10 years. The payments will commence upon the later of their 65th birthday or their completion of five years' further service to the Bank and Bancorp as a director. In addition, each participant shall be entitled to receive a one-time lump-sum death benefit in the amount of $10,000.






                                                           Page 72 of 80
Part III
Item 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of September 9, 1996 the total number of shares of common stock of Bancorp beneficially owned, and the percent of such shares so owned, by each person known to Bancorp to be beneficial owner of more than 5 percent of the common stock of Bancorp, by each director and by directors and executive officers as a group. Bancorp has only one class of equity securities with a total 577,058 shares outstanding at September 9, 1996.

                             Amount and Nature of            Percent of
Name and Address             Beneficial Ownership (1)        Class
- -----------------------------------------------------------------------

Fred K Agnew                         12,124 (2)                 2.10%
905 S. O'Neil Street
Frankfort, IN  46041

Ralph M. Butler                       9,100 (3)                 1.58%
3052 N. Co. Rd. 1000 E.
Forest, IN  46039

Joe C. Doan                           3,000 (4)                  .52%
801 Eastwood Drive
Frankfort, IN  46041

Joseph V. Lahrman                     1,170 (5)                  .20%
5253 N. Co. Rd. 850 W.
Mulberry, IN  46058

Jack W. Ransom                        1,860 (6)                  .32%
958 Forest Drive S.
Frankfort, IN  46041

Rawl V. Ransom                       11,100 (7)                 1.92%
1555 N. Main Street
Frankfort, IN  46041

Tom Rohrabaugh                        1,300 (8)                  .23%
901 Williams Road
Frankfort, IN  46041

Stephen G. Rothenberger                 100                      .02%
1784 S. County Road 180 E.
Frankfort, IN  46041

Robert K. Ryan                       32,000 (9)                 5.55%
600 Harvard Terrace
Frankfort, IN  46041

R. Kent Ryan Jr.                      1,648 (10)                 .29%
3490 State Road 75 North
Frankfort, IN 46041

Stanley K. Smith                        700 (11)                 .12%
859 Forest Drive South
Frankfort, IN  46041
                                                           Page 73 of 80

Part III
Item 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
(cont.)



                                Amount and Nature of         Percent of
Name and Address                Beneficial Ownership (1)       Class
- -----------------------------------------------------------------------

Armean L. Wright                     8,000 (12)                 1.39%
800 Glendale Drive
Frankfort, In  46041

Other Executive Officers             3,422 (13)                  .59%

Total Directors, Principle          85,524                     14.82%
Shareholders and Executive Officers
as a Group (21 persons)
                                       ******

(1) The information contained in this column is based upon information furnished to the Bank by the individuals named above and the members of the designated group. Except as otherwise indicated, sole voting power and sole investment power with respect to the shares of common stock are held by the director, principle shareholders, or officer alone or by the director, principle shareholder or officer and his spouse.

(2) Includes 1,412 shares held in joint name with his wife Ann A. Agnew, 2,588 shares held in his wife's name only and 1,624 held in the name Carl W. Agnew, Revocable Trust.

(3) Includes 4,800 shares held in joint name with his wife, Mary E. Butler, and 1,000 shares held in his wife's name only.

(4)  Includes 2,200 shares held in trust for Joe C. Doan.

(5) Includes 700 shares held in joint name with his wife, Jeanette Lahrman, and 370 shares held in Joseph Lahrman Farms, Inc. name.

(6) Includes 900 shares held in trust for his wife Susan J. Ransom and 800 shares held as Kramer Brothers Lumber Company Inc.

(7) Includes 6,924 shares held in trust for Rawl V. Ransom and 4,076 shares held in trust for his wife, Rosemary W. Ransom.

(8)  Includes 1,200 shares held in joint name with his wife, Connie K.
     Rohrabaugh.

(9)  Includes 3,260 shares held in the name of his wife, Eleanor Ryan.

(10) Includes 220 shares held in joint name with his wife, Linda E. Ryan, and 1,200 shares held in his wife's name only.

(11) Includes 500 shares held in joint name with his wife, Nancy Smith.


                                                           Page 74 of 80
Part III
Item 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
(cont.)

(12) Includes 7,900 shares held as Armean L. Wright, Revocable Trust.

(13) Includes 9 executive officers: John L. Conway, Vice President and Secretary, 100 shares owned jointly with his wife, Regina A. Conway, and 1,300 shares held in his wife's name only; Daryl C. Fry, Vice President, 100 shares held under the name Community Trust & Investment Co.; C. Robert Lord, Senior Vice President, 20 shares held in joint name with his wife, Barbara L. Lord;
     R. Ronald McClughen, Senior Vice President, 150 shares held under the name Rauscher Pierce Refsnes, custodian for Ronald McClughen, CEDE and Company; Karen I. Miller, Vice President and Treasurer, 100 shares; Jennifer L. Neal, Investment Officer, 10 shares held in joint name with her husband, H. Steven Neal; Edward R. Pluhar, Vice President, 900 shares held in joint name with his wife Suzanne S. Pluhar, 200 shares held in joint name with his mother Lorraine D. Pluhar, and 50 shares held under the name Rauscher Pierce Refsnes, custodian for Edward Pluhar, CEDE and Company; Steven C. Reynolds, Vice President, 20 shares held in joint name with his wife Brenda M. Reynolds; and Robert F. Thorley, Vice President, 330 shares held in joint name with his wife Janet Thorley, 71 shares held in joint name with his son Scott Thorley, and 71 shares held in joint name with his son Greg Thorley.
































                                                           Page 75 of 80
Part III
Item 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Directors, executive officers and principal shareholders of the Bank and Bancorp and their respective associates were customers of, and have had transactions with, the Bank in the ordinary course of business during 1996. Comparable transactions may be expected to take place in the future.

During 1996, certain directors and executive officers of the Bank and the Bancorp and their respective associates were indebted to the Bank from time to time. The outstanding balance due from such individuals whose aggregate indebtedness exceeded $60,000 at June 30, 1996 was $1,492,569, or 6.19 percent of Bancorp's total shareholders' equity. See Note #14 of the Notes to Consolidated Financial Statements, page 61 of this report. These loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for similar transactions with other persons and do not involve more than the normal risk of collectibility or present other unfavorable features.

Director R. Kent Ryan Jr. is a member of the law firm of Ryan, Hartzell, Moore and Cook. This firm, serving as legal counsel for the Bancorp, was paid $85,959 for services rendered during 1996. The Bancorp does anticipate the continued use of this law firm in the future.

































                                                           Page 76 of 80
Part IV
Item 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
         REPORTS ON FORM 8-K
                                                  Page of this Report
(A)  1.  Financial Statements:                        Where Located
          The Farmers Bancorp, Frankfort, Indiana
          and Subsidiary:

         Independent Auditor's Report                        40

         Consolidated Balance Sheets
           June 30, 1996 and 1995                             41

         Consolidated Statements of Income, Years
          Ended June 30, 1996, 1995 and 1994                 42

          Consolidated Statements of Changes in
           Shareholders' Equity, Years Ended June 30,
          1996, 1995 and 1994                                43

          Consolidated Statements of Cash Flows,
           Years Ended June 30, 1996, 1995 and 1994           44 - 45

          Notes to Consolidated Financial Statements          46 - 66

     2.  Financial Statement Schedules:
         Deposit Interest Expense by Type                    67

          All other schedules are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements or related notes.

     3.  Exhibits:

          Exhibit 3:
          The Articles of Incorporation and By-laws of The
          Farmers Bancorp, Frankfort, Indiana are incorporated by reference from the Registration filed on Form S-14 with the Commission on October 14, 1983. (Sec File No. 2-87246)

         Exhibit 10:
          A. The Deferred Compensation Agreements with Fred K Agnew, Joe C. Doan, Joseph V. Lahrman, Rawl V. Ransom, and Stanley K. Smith are incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended June 30, 1993.

         B. The Farmers Bank, Frankfort Indiana, Death Benefit Only Plan of The Farmers Bancorp, Frankfort, Indiana is incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended June 30, 1994.

          Exhibit 21:
          Subsidiaries of The Farmers Bancorp                   80

(B)  Reports on Form 8-K:
      No reports on Form 8-K were filed during registrant's last fiscal quarter.
                                                           Page 77 of 80
SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of September 1996.

                                         THE FARMERS BANCORP,
                                         FRANKFORT, INDIANA
                                         (Registrant)


                                         By:/s/ Tom Rohrabaugh
                                         Tom Rohrabaugh, President
                                         (Principal Executive Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



September 9, 1996                     /s/Fred K Agnew
Date                                  Fred K Agnew, Director and
                                      Chairman of the Board

September 9, 1996                     /s/Ralph M. Butler
Date                                  Ralph M. Butler, Director

September 9, 1996                     /s/Joe C. Doan
Date                                  Joe C. Doan, Director

September 9, 1996                     /s/Joseph V. Lahrman
Date                                  Joseph V. Lahrman, Director

September 9, 1996                     /s/Jack w. Ransom
Date                                  Jack W. Ransom, Director

September 9, 1996                     /s/Rawl V. Ransom
Date                                  Rawl V. Ransom, Director

September 9, 1996                     /s/Tom Rohrabaugh
Date                                  Tom Rohrabaugh, Director and
                                      President (Principal Executive
                                      Officer)

September 9, 1996                     /s/Stephen G. Rothenberger
Date                                  Stephen G. Rothenberger, Director

September 9, 1996                     /s/R. Kent Ryan Jr.
Date                                  R. Kent Ryan, Jr., Director and
                                      Secretary to the Board

September 9, 1996                     /s/Stanley K. Smith
Date                                  Stanley K. Smith, Director

September 9, 1996                     /s/Armean L. Wright
Date                                  Armean L. Wright, Director

September 9, 1996                     /s/John L. Conway
Date                                   John L. Conway, Vice President
                                      and Secretary

September 9, 1996                     /s/ Karen I. Miller
Date                                   Karen I. Miller, Vice President
                                       and Treasurer (Principal
                                       Financial and Accounting Officer)

                     EXHIBIT 21 - SUBSIDIARY OF REGISTRANT



              Name                                  State of
Incorporation


The Farmers Bank,                                   Indiana
 Frankfort, Indiana