Form 10-Q
period 1996-09-30
FARMERS BANCORP
filed 1996-11-14
CIK 730726

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                    Quarterly Report Under Section 13 or 15 (d)
                       of the Securities Exchange Act of 1934



                      For Quarter Ended September 30, 1996
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
Yes  x     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  CLASS              OUTSTANDING AT SEPTEMBER 30, 1996


       common stock, no par value                    577,058














                            Page 1 of 16
                                  FORM 10-Q

                                     INDEX



Part I.  Financial Information:                                  Page

   Item 1.  Financial Statements:

            Consolidated Statements of Condition                   3

            Consolidated Statements of Income                      4

            Consolidated Statements of Changes in
            Stockholders' Equity                                   5

            Consolidated Statements of Cash Flows                  6

            Notes to Consolidated Financial Statements             7

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                  8-13

Part II. Other Information:

   Item 1.  Legal Proceedings                                     14

   Item 2.  Changes in Securities                                 14

   Item 3.  Defaults upon Senior Securities                       14

   Item 4.  Submission of Matters to a Vote of Security Holders   14

   Item 5.  Other Information                                     15

   Item 6.  Exhibits and Reports on Form 8-K                      15

            Signatures                                            16

              PART I,  FINANCIAL INFORMATION
               ITEM 1:  FINANCIAL STATEMENT
                   THE FARMERS BANCORP
             CONSOLIDATED STATEMENTS OF CONDITION
                   (Dollars in Thousands)

               ASSETS                       Sept 30       June 30
                                              1996          1996
                                             -----------------------
Cash and due from banks                        7602           9889
Federal funds sold                                0              0
Money market investments                          0              0
                                             -----------------------
   Total cash and cash equivalents             7602           9889

Available-for-sale securities                 17147          18610
Held-to-maturity securities                   22795          23654
Loans held for sale                             646            492
Total loans                                  183631         173556
   Allowance for loan losses                  -2847          -2741
                                             -----------------------
     Net loans                               180784         170815
Premises and equipment                         4743           4641
Restricted stock, at cost                       771            771
Accrued income and other assets                7947           8172
                                             -----------------------
     Total Assets                            242435         237044
                                             =======================
               LIABILITIES
Deposits
   Demand                                     23501          22115
   Savings                                    65579          67158
   Time, $100,000 and over                    21829          20250
   Other time                                 79681          81966
                                             -----------------------
                                             190590         191489

Short-term borrowings                         15522          12752
Other borrowings                               9171           6259
Accrued interest payable                       1030            958
Other liabilities                              1381           1459
                                             -----------------------
     Total Liabilities                       217694         212917

               SHAREHOLDERS' EQUITY
Common stock, (no par value-2,400,000 shares authorized
   and 577,058 shares issued and outstanding)  2885           2885
Additional paid-in capital                     5101           5101
Retained earnings                             16810          16235
Net unrealized gain on available-for-sale
   securities (net of tax)                      (55)           (94)
                                             -----------------------
     Total Shareholders' Equity               24741          24127
                                             -----------------------
  Total Liabilities & Shareholders' Equity   242435         237044
                                             =======================
See accompanying notes to consolidated financial statements

                            Page 3 of 16
               PART I,  FINANCIAL INFORMATION
                ITEM 1:  FINANCIAL STATEMENT
                     THE FARMERS BANCORP
               CONSOLIDATED STATEMENTS OF INCOME
          (Dollars in Thousands except Per Share Amounts)



                                                         Three Months
                                                         Ended Sept 30
                                                          1996   1995
                                                         -------------
Interest Income:
   Interest and fees on loans                              4151  3652
   Interest on securities:
     Taxable                                                530   510
     Tax exempt                                             128   136
   Interest on short-term investments                        25   209
                                                         --------------
         Total Interest Income                             4834  4507
Interest Expense:                                        --------------
   Interest on deposits                                    1910  1846
   Interest on short-term borrowings                        114   162
   Interest on other borrowings                              99    76
                                                         --------------
         Total Interest Expense                            2123  2084
                                                         --------------
         Net Interest Income                               2711  2423
Provision for loan losses                                   120   120
                                                         --------------
                                                           2591  2303
Other income:                                            --------------
   Trust fees                                                65    61
   Service charge income                                    196   181
   Other                                                    163    98
                                                         --------------
          Total Other Income                                424   340
Other expenses:                                          --------------
   Salaries and employee benefits                           959   904
   Occupancy expense                                        143   146
   Equipment expense                                        143   141
   Other operating expenses                                 494   472
                                                         --------------
          Total Other Expense                              1739  1663
                                                         --------------
         Income Before Income Tax                          1276   980
Less:  Income taxes                                         459   338
                                                         --------------
     Net Income                                             817   642
Per share data:                                          ==============
   Net income per share                                    1.42  1.11
                                                         ==============
   Dividends per share                                      .42   .40
                                                         ==============
See accompanying notes to consolidated financial statements



                            Page 4 of 16
             PART I,  FINANCIAL INFORMATION
               ITEM 1:  FINANCIAL STATEMENT
                 THE FARMERS BANCORP
            CONSOLIDATED STATEMENTS OF CHANGES
                IN SHAREHOLDERS' EQUITY
                 (Dollars in Thousands)


                                   1996         1995
                                  -------------------
Balance - June 30                  24127        22821

Net Income                           817          642

Dividends                           (242)        (231)

Change in net unrealized gain on
  available-for-sale securities       39          (23)
                                  -------------------
Balance - September 30             24741        23209
                                  ===================




See accompanying notes to consolidated financial statements
































                            Page 5 of 16

                                 PART I, FINANCIAL INFORMATION
                                  ITEM I:  FINANCIAL STATEMENT
                                      THE FARMERS BANCORP
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Dollars in Thousands)

                                                      Three Months Ended
                                                         September 30
CASH FLOWS FROM OPERATING ACTIVITIES                     1996     1995

Net income                                                817      642
Adjustments to reconcile net income to net cash
  from operating activities                               456      497
                                                        ---------------
   Net cash from operating activities                    1273     1139

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities and principal repayments on
    available-for-sale securities                        1524      428
   Purchases of available-for-sale securities             -0-    (1000)
   Proceeds from maturities and principal repayments
    on investment securities                              849     3056
   Purchase of investment securities                      -0-    (1967)
   Loans made to customers, net of principal
    collections thereon                                (10243)   (3200)
   Net change in interest-bearing balances with
    financial institutions                                -0-      -0-
   Purchase of life insurance policies                    -0-      -0-
   Property and equipment expenditures                   (231)    (298)
                                                        ---------------
     Net cash from investing activities                 (8101)   (2981)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase/(decrease) in deposits                   (899)    7325
   Net increase/(decrease) in short term borrowings      2770    (6285)
   Proceeds from other borrowings                        3000      -0-
   Repayment of other borrowings                          (88)     (82)
   Dividends paid                                        (242)    (231)
                                                        ---------------
    Net cash from financing activities                   4541      727
                                                        ---------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                 (2287)   (1115)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR           9889    19085
                                                        ---------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                 7602    17970
                                                        ===============





See accompanying notes to consolidated financial statements





                            Page 6 of 16
                        PART I  FINANCIAL INFORMATION
                        ITEM 1:  FINANCIAL STATEMENTS
                            THE FARMERS BANCORP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 1996

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

NOTE 2 - ACCOUNTING CHANGE

Effective July 1, 1995, the Bancorp adopted Financial Accounting Standard (FAS) No. 114, "Accounting By Creditors For Impairment of a Loan", as amended by FAS No. 118, which requires that allowances for loan losses on impaired loans be determined using the present value of estimated future cash flows of the loan, discounted at the loans's effective interest rate. A loan is considered to be impaired when it is probable that all principal and interest amounts will not be collected according to the loan contract. Management evaluates loans for impairment in conjunction with the quarterly evaluation of the allowance for loan losses. Generally, such evaluation is limited to large commercial and commercial real estate loans. Consumer loans and mortgage loans secured by 1-to 4 family residential property are generally not evaluated for impairment. On July 1, 1995, management identified $1,234,000 of loans as impaired and allocated $215,000 of the Bank's $2.3 million reserve for loan losses for those loans. At September 30, 1996 management has identified $925,000 of loans as impaired and allocated $125,000 of the Bank's $2.8 million reserve for loan losses for those loans.

Effective July 1, 1996, the Bancorp adopted Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Management does not believe the Bancorp has any material assets subject to this new Standard.

Effective July 1, 1996, the Bancorp adopted Financial Accounting Standard No. 122, "Accounting for Mortgage Servicing Rights." This Standard requires the basis on mortgage loans originated and sold, with servicing retained, to be allocated between the mortgage loan and the mortgage servicing right, based upon the relative fair value of such assets. The effect of this Standard will be to increase the gain, or reduce the loss, recognized upon the sale of a mortgage loan and will reduce future servicing fee income. During 1996, application of this Standard did not significantly effect the Bancorp's financial condition or results of operation.


                            Page 7 of 16

                       PART I  FINANCIAL INFORMATION
                ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              THE FARMERS BANCORP

                               September 30, 1996

FINANCIAL CONDITION:

Total assets increased 2.27 percent from June 30, 1996 to September 30, 1996 and totaled $242,435,000 at period end. During the three months ended September 30, 1996 no securities were purchased. However, during the same period, $2,322,000 of securities matured, were repaid or were called prior to their maturity. As a result, total securities decreased $2,322,000 or 5.49 percent. The following table presents, in thousands, the amortized cost and fair value of securities:

SEPTEMBER 30, 1996  Amortized     Gross              Gross        Fair
                       Cost   Unrealized Gains  Unrealized Losses  Value

Held-to-maturity
 Securities            $22,795        $219             ($157)    $22,857
Available-for-sale
 Securities             17,237          47              (137)     17,147

JUNE 30, 1996

Held-to-maturity
 Securities             23,654         188              (307)     23,535
 Available-for-sale
  Securities            18,766          59              (215)     18,610


Other assets totaled $7,947,000 at September 30, 1996, and include insurance policies with a current cash surrender value of $4,541,000 that were purchased in conjunction with the formation of deferred compensation and death benefit programs.

Other borrowings increased to $9,171,000 and consist primarily of Federal Home Loan Bank advances and Federal Reserve Seasonal Agricultural Line Borrowings which were $5,686,000 and $3,000,000 respectively at September 30, 1996. The Bank utilized the FHLB advances to fund certain commercial real estate loans. These advances require annual principal payments, and have a final maturity of June, 2006. The Bank may occasionally utilize this source of credit to maintain liquidity, as well as to fund specific loans. The Federal Reserve Seasonal Agricultural Borrowings are utilized to fund the fluctuation of seasonal demand of the Bancorp's agricultural customer's operating lines of credit. In addition, the Bank entered into a lease purchase arrangement during 1994. For financial reporting purposes, the lease is considered to be a capital lease and other borrowings include the remaining present value of future lease payments of $485,000.






                            Page 8 of 16
RESULTS OF OPERATIONS:

The Bancorp reported net income, for the first three months of the fiscal year ending June 30, 1997 of $817,000, as compared to $642,000 for the prior year. Earnings per share were $1.42 and $1.11, respectively, based on an average of 577,058 shares outstanding for the three months ended September 30, 1996 and September 30, 1995. The factor that most affected 1996's performance, as compared to 1995 is the continued increase in loan demand.

Total interest income was $4,834,000 for the three months ended September 30, 1996, compared to $4,507,000 for the three months ended September 30, 1995, an increase of 7.26 percent. This increase resulted from a 13.66 percent increase in interest and fees on loans offset by a $184,000 decrease in interest income on short-term investments. Loans, including those held for sale, increased $24,264,000, or 15.16 percent, from September 30, 1995 to September 30, 1996. Interest and fees on loans totaled $4,151,000 for the three months ended September 30, 1996, compared to $3,652,000 for the three months ended September 30, 1995, an increase of $499,000, or 13.66 percent. Total interest expense was $2,123,000 for the three months ended September 30, 1996, compared to $2,084,000 for the same period in 1995, an increase of $39,000, or 1.87 percent. Total interest bearing deposits and repurchase agreements increased $2,689,000, or 1.53 percent from September 30, 1995 to September 30, 1996. Interest bearing transaction account balances decreased $752,000 from September 30, 1995 to September 30, 1996, and time deposits outstanding increased $6,226,000 for the same period. Repurchase agreements decreased approximately $2,785,000 or 19.33 percent, from September 30, 1995 to September 30, 1996, as not as many corporate customers utilized the Bank's Sweep Agreement.

Average earning assets increased to $222,324,000 during the three months ended September 30, 1996. This represents an approximate increase of
4.84 percent compared to $212,051,000 for the three months ended September 30, 1995. The tax-equivalent yield on average earning assets was 8.78 percent for the three months ended September 30, 1996, compared to 8.55 percent for the three months ended September 30, 1995. Total interest expense to average interest bearing liabilities was 4.46 percent for the three months ended September 30, 1996, compared to 4.57 percent for the three months ended September 30, 1995. This results in a tax-equivalent net interest margin (net tax-equivalent interest income divided by average earning assets) of 4.98 percent and 4.65 percent for the three months ended September 30, 1996 and 1995, respectively. The increase in average earning assets and the increase in margin resulted in net interest income increasing by $288,000, or 11.89 percent. The increase in interest margin is a trend that management anticipates will level off and remain stable.

The provision for loan losses totaled $120,000 for both three month periods ended September 30, 1996 and September 30, 1995. Net chargeoffs (recoveries) for the three months ended September 30, 1996 totaled $14,000. Net chargeoffs (recoveries) by loan type aggregated $(3,000) for commercial and agricultural loans, $14,000 for consumer loans, $0 for real estate loans, and $3,000 for credit card loans. On September 30, 1996, the allowance for loan losses totaled $2,847,000 or 1.54 percent of loans, compared to $2,741,000 or 1.57 percent of loans on June 30, 1996, and $2,678,000 or 1.67 percent of loans at September 30, 1995. The provision is determined by management based upon a detailed review of the risk factors affecting the loan portfolio, including changes in the portfolio's size and mix, past loan loss experience, and the financial condition of borrowers in the prevailing economic environment. Reserves are allocated based upon the Bank's historical loss experience, adjusted for recent loss trends, the economic environment, current levels of non-performing loans, and management's expectations for the future.

The Bancorp's Loan Review function develops a quarterly "watch list" report representing loans with more than a normal degree of risk. These credits are reviewed and, as needed, specific allocations of the reserve are made for specific loans to provide for potential loss exposure. Effective July 1, 1995, the Bank adopted FAS 114. This new accounting standard requires reserves for loans designated as "impaired" to be determined based upon the present value of estimated future cash flows or the present value of collateral securing the loans as opposed to undiscounted values. Accordingly, management has designated $925,000 of loans as impaired at September 30, 1996 and allocated $125,000 of the allowance for loan losses to such loans, as compared to $1,234,000 and $225,000, respectively, as of July 1, 1995. Management has historically reviewed individual problem credits and allocated reserves based on discounted collateral values, when appropriate. Accordingly, the adoption of FAS 114 did not significantly affect management's analysis of the adequacy of the reserve for loan losses or materially increase the amount of the allowance allocated to specific problem credits. A summary of management's calculation of the adequacy of the Bank's loan loss reserve is presented below for both September 30, 1996 and September 30, 1995.

                                            September 30,
                                          1996        1995
Specific Allocations:
  Allocated to impaired loans        $  125,000  $  215,000
  Allocated to other loans              690,000     599,000
  Allocated to types of loans           358,000     763,000
                                     ----------  ----------
                                      1,173,000   1,577,000
Unallocated                           1,674,000   1,101,000
                                     ----------  ----------
ACTUAL BALANCE OF RESERVE            $2,847,000  $2,678,000
                                     ==========  ==========

The Bancorp anticipates receiving lower levels of paybacks from many of its agricultural customers from the 1996 crop season. This is due to unfavorable weather conditions during the spring and early summer. Management continues to monitor and evaluate individual credits to forecast expected levels of loan repayment, collateral values and attendant loss exposure.

Non-performing loans, consisting of non-accrual loans, restructured loans and those over 90 days past due, increased to $2,577,000 at September 30, 1996, compared to $2,373,000 at June 30, 1996.
Non-performing loans at September 30, 1996 represented 1.40 percent of total loans and 90.52 percent of the Reserve for Loan Losses. The following table shows the composition of non-performing loans at both period ends.

                               September 30,                 June 30,
                                   1996                        1996

Real Estate Loans              $  260,000 (2)             $  104,000
Consumer Loans                    224,000                    134,000
Commercial and Agricultural     2,093,000 (3)              2,135,000(1)
                               ----------                 ----------
                               $2,577,000                 $2,373,000
                               ==========                 ==========


Notes:
  1. Includes five agricultural loans totaling $632,000 on non-accrual, two commercial real estate loans totaling $361,000 on non-accrual, one agricultural credit past due more than 90 days in the amount of $280,000, two commercial loans past due more than 90 days totaling $114,000, four restructured agricultural loans totaling $579,000, and two restructured commercial loans in the amount of $169,000.
  2. Includes four residential mortgages totaling $136,000 past due more than 90 days, and one construction mortgage loan totaling $124,000 past due more than 90 days.
  3. Includes four agricultural loans totaling $564,000 on non-accrual, two commercial real estate loans totaling $361,000 on non-accrual, one agricultural loan past due more than 90 days in the amount of $280,000, three commercial loans past due more than 90 days in the amount of $142,000, four restructured agricultural loans totaling $579,000, and two commercial restructured loans in the amount of $167,000. The nonaccrual loans are deemed to be impaired, as defined by FAS No. 114.

Non-interest income increased 24.71 percent or $84,000 to $424,000 for the three months ended September 30, 1996, compared to $340,000 for the three months ended September 30, 1995. Other income, consisting of gains on the sale of mortgage loans, commissions on credit life insurance sales, safe deposit box rent, and other miscellaneous income increased 66.33 percent or $65,000 to $163,000 for the three months ended September 30, 1996 compared to $98,000 for the three months ended September 30, 1995. This increase is primarily attributable to commission income received for a new check card program, income recognized for the cash surrender value of a death benefit insurance policy owned by the Bank and an increase in servicing fees and gains on mortgages sold into the secondary market.

Non-interest expense increased 4.57 percent or $76,000 and totaled $1,739,000 for the three months ended September 30, 1996, compared to $1,663,000 for the three months ended September 30, 1995. The majority of the increase was in salaries and employee benefits expense which increased 6.08 percent or $55,000, to $959,000. Other operating expenses increased by 4.66 percent or $22,000 for the three months ended September 30, 1996 as compared to September 30, 1995. This increase is attributable to higher computer-related expenses resulting from the purchase of upgrades of computer equipment and software for the Bank's in-house computer system.


LIQUIDITY:

Bancorp's liquidity is a measurement of its ability to raise cash when needed without an adverse impact on profits. Primary sources of asset liquidity are securities maturing or having a call feature within one year, time deposits in other banks, federal funds sold, term funds sold, and banker's acceptances. All of these sources combined totaled $11,928,000 at September 30, 1996. In addition, the Bancorp has $646,000 in mortgage loans being held for sale into the secondary market. The factors which have and will continue to affect the general liquidity of the Bancorp are increasing loan demand and the continued offering of a deposit instrument based primarily on money market rates. All of these factors have contributed to the liquidity ratio (net cash, short term investments and other marketable assets to volatile liabilities) of 20.30 percent on September 30, 1996. At September 30, 1996 Bancorp had unfunded loan commitments of $40,210,000, primarily available balance on customer lines of credit, and outstanding letters of credit of $662,000. However, management expects many of these will expire without being used. In addition, the Bancorp intends to continue the sale of newly originated fixed rate residential mortgages into the secondary market for the foreseeable future.










                            Page 12 of 16
LIQUIDITY: (cont.)

The asset/liability committee continues to review the matching of loan demand with deposits, and maturities of assets and liabilities to help ensure the level of liquidity remains satisfactory. The asset/liability committee has managed the rate sensitive assets and liabilities during the first three months of fiscal 1997, and at September 30, 1996, the Bancorp's one year gap position was slightly negative.

CAPITAL RESOURCES:

The Bank and Bancorp are subject to regulations established by their respective regulators, which require the maintenance of established levels of capital and, as a result, limit the amount of dividends which may be paid by the companies. The ability of the Bancorp to pay dividends depends primarily upon the ability of the Bank to pay dividends to the Bancorp. The Bank is regulated by the Indiana Department of Financial Institutions and the FDIC, while the Bancorp is subject to the regulations issued by the Federal Reserve Board. These regulations establish minimum levels of Tier I (as defined) capital to total assets (the leverage ratio) and minimum levels of Tier I and Total Capital (as defined) to risk-based assets. Also, FDIC regulations establish various levels of capital compliance. Under these regulations, a "well capitalized" financial institution must maintain a leverage ratio of at least 5 percent, a Tier I risk-based capital ratio of at least 6 percent and a total risk-based capital ratio of at least 10 percent. Institutions which do not meet these guidelines are subject to higher deposit insurance assessments and, in certain cases, operational restrictions. Presented below are the Bancorp's actual capital ratios as of September 30, 1996:


                     Tier I Capital                  $24,796,000
                     Total Capital                   $27,205,000
                     Risk Weighted Assets           $192,304,000
                     Leverage Ratio                        10.40%
                     Risk-based Capital; Tier I            12.89%
                     Total Risk-based Capital              14.15%



On October 14, 1996, the Bancorp declared a $.22 per share quarterly dividend, totaling $254,000, payable November 15, 1996 to shareholders of record as of October 28, 1996. The book value of common stock on September 30, 1996 was $42.87 per share, based on 577,058 shares outstanding.












                            Page 13 of 16
                           PART II  OTHER INFORMATION
                              THE FARMERS BANCORP
                               September 30, 1996

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the shareholders of the Farmers Bancorp was held on Thursday September 19, 1996. At that meeting the following directors were elected for three years: Fred K Agnew, Joe C. Doan, and Jack W. Ransom. The three join the following holdover directors: Ralph M. Butler, Joseph V Lahrman, Rawl V. Ransom, Tom Rohrabaugh, Stephen G. Rothenberger, R. Kent Ryan Jr., and Stanley K. Smith. Armean L. wright announced his retirement from the Board of Directors effective September 1996. He served faithfully with dedication and distinction for the past twenty-eight years. Of the 577,058 shares outstanding, 314,503 shares were voted at the annual meeting in connection with the election of directors as follows: 297,831 for; 16,408 against; with 264 abstentions.

A vote was also taken to approve an increase in the number of authorized shares of the Farmers Bancorp from 600,000 to 2,400,000. Of the 577,058 shares outstanding 314,503 shares were voted as follows: 309,639 for; 3,180 against; with 1,684 abstentions.

Item 5.  OTHER INFORMATION

None to be reported.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

  A.  Exhibits #27 - Financial data statement as of September 30, 1996.

  B.  Form 8-K - None to be reported.

                           PART II OTHER INFORMATION
                              THE FARMERS BANCORP
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              THE FARMERS BANCORP
                                  (Registrant)


Date:  November 13, 1996                -------------------------------

                                        Tom Rohrabaugh, President
                                         (Principal Executive Officer)



Date:  November 13, 1996                --------------------------------

                                         Karen I. Miller
                                         Vice President and Treasurer
                                         (Principal Financial and
                                          Accounting Officer)