Form 10-Q
period 1996-12-31
FARMERS BANCORP
filed 1997-02-13
CIK 730726

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                    Quarterly Report Under Section 13 or 15 (d)
                       of the Securities Exchange Act of 1934



                      For Quarter Ended December 31, 1996
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

                                  765-654-8731
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes  x     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  CLASS              OUTSTANDING AT DECEMBER 31, 1996


       common stock, no par value                  1,154,116














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

             PART I,  FINANCIAL INFORMATION
               ITEM 1:  FINANCIAL STATEMENT
                   THE FARMERS BANCORP
             CONSOLIDATED STATEMENTS OF CONDITION
                   (Dollars in Thousands)

               ASSETS                        Dec 31       June 30
                                              1996          1996
                                             -----------------------
Cash and due from banks                        5985           9889

   Total cash and cash equivalents             5985           9889

Available-for-sale securities                 13613          18610
Held-to-maturity securities                   22095          23654
Loans held for sale                             895            492
Total loans                                  189996         173556
   Allowance for loan losses                  -2975          -2741
                                             -----------------------
     Net loans                               187021         170815
Premises and equipment                         4750           4641
Restricted stock, at cost                      1012            771
Accrued income and other assets                8345           8172
                                             -----------------------
     Total Assets                            243716         237044
                                             =======================
               LIABILITIES
Deposits
   Demand                                     24596          22115
   Savings                                    67109          67158
   Time, $100,000 and over                    20701          20250
   Other time                                 82692          81966
                                             -----------------------
                                             195098         191489

Short-term borrowings                         12868          12752
Other borrowings                               8006           6259
Accrued interest payable                        904            958
Other liabilities                              1375           1459
                                             -----------------------
     Total Liabilities                       218251         212917

               SHAREHOLDERS' EQUITY
Common stock, (no par value-2,400,000 shares authorized
 and 1,154,116 shares issued and outstanding)  2885           2885
Additional paid-in capital                     5101           5101
Retained earnings                             17478          16235
Unrealized gain/(loss) on available-for-sale
   securities (net of tax)                        1            (94)
                                             -----------------------
     Total Shareholders' Equity               25465          24127
                                             -----------------------
  Total Liabilities & Shareholders' Equity   243716         237044
                                             =======================
See accompanying notes to consolidated financial statements



                            Page 3 of 15
               PART I,  FINANCIAL INFORMATION
                ITEM 1:  FINANCIAL STATEMENT
                     THE FARMERS BANCORP
               CONSOLIDATED STATEMENTS OF INCOME
          (Dollars in Thousands except Per Share Amounts)



                                             Three Months    Six Months
                                             Ended Dec 31   Ended Dec 31
                                               1996  1995    1996  1995
                                             -------------- ------------
Interest Income:
   Loans, including related fees               4346  3655    8497  7307
   Securities:
     Taxable                                    469   508     999  1018
     Tax exempt                                 116   137     244   273
   Short-term investments                        26   250      51   459
                                             -------------- ------------
         Total Interest Income                 4957  4550    9791  9057
Interest Expense:                            -------------- ------------
   Deposits                                    1898  1864    3808  3710
   Short-term borrowings                        125   154     239   316
   Other borrowings                             108    67     207   143
                                             -------------- ------------
         Total Interest Expense                2131  2085    4254  4169
                                             -------------- ------------
         Net Interest Income                   2826  2465    5537  4888
Provision for loan losses                       120   120     240   240
                                             -------------- ------------
                                               2706  2345    5297  4648
Other income:                                -------------- ------------
   Trust fees                                    65    60     130   121
   Service charge income                        201   177     397   358
   Security gains (losses)                        0     5       0     5
   Other                                        203   161     366   259
                                             -------------- ------------
          Total Other Income                    469   403     893   743
Other expenses:                              -------------- ------------
   Salaries and employee benefits               947  1012    1906  1916
   Occupancy                                    142   144     285   290
   Equipment                                    157   142     300   283
   Other                                        475   496     969   968
                                             -------------- ------------
          Total Other Expense                  1721  1794    3460  3457
                                             -------------- ------------
         Income Before Income Tax              1454   954    2730  1934
Less:  Income taxes                             532   328     991   666
                                             -------------- ------------
     Net Income                                 922   626    1739  1268
Per share data: (Note 3)                     ============== ============
   Net income per share                         .80   .54    1.51  1.10
                                             ============== ============
   Dividends per share                          .22   .20     .43   .40
                                             ============== ============
See accompanying notes to consolidated financial statements


                            Page 4 of 15
             PART I,  FINANCIAL INFORMATION
               ITEM 1:  FINANCIAL STATEMENT
                 THE FARMERS BANCORP
            CONSOLIDATED STATEMENTS OF CHANGES
                IN SHAREHOLDERS' EQUITY
                 (Dollars in Thousands)


                                   1996         1995
                                  -------------------
Balance - June 30                  24127        22821

Net Income                          1739         1268

Dividends                           (496)        (462)

Change in net unrealized gain on
  available-for-sale securities       95           (1)
                                  -------------------
Balance - December 31              25465        23626
                                  ===================




See accompanying notes to consolidated financial statements
































                            Page 5 of 15

                                 PART I, FINANCIAL INFORMATION
                                  ITEM I:  FINANCIAL STATEMENT
                                      THE FARMERS BANCORP
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Dollars in Thousands)

                                                       Six Months Ended
                                                          December 31
CASH FLOWS FROM OPERATING ACTIVITIES                     1996     1995


Net income                                               1739     1268
Adjustments to reconcile net income to net cash
  from operating activities                               174     1290
                                                        ---------------
     Net cash from operating activities                  1913     2558

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities and principal repayments on
    available-for-sale securities                        5147     1391
   Purchases of available-for-sale securities             -0-    (4447)
   Proceeds from maturities and principal repayments
    on investment securities                             1708     7666
   Purchase of investment securities                     (170)   (6032)
   Loans made to customers, net of principal
    collections thereon                                (16849)   (3642)
   Net change in interest-bearing balances with
    financial institutions                                -0-      -0-
   Purchase of life insurance policies                    (24)     -0-
   Property and equipment expenditures                   (364)    (571)
   Purchase of restricted stock                          (242)     -0-
                                                        ---------------
     Net cash from investing activities                (10794)   (5635)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase/(decrease) in deposits                   3610    12902
   Net increase/(decrease) in short term borrowings       116    (8289)
   Proceeds from other borrowings                        6335      -0-
   Repayment of other borrowings                        (4588)    (637)
   Dividends paid                                        (496)    (462)
                                                        ---------------
    Net cash from financing activities                   4977     3514
                                                        ---------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                 (3904)     437

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR           9889    19085
                                                        ---------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                 5985    19522
                                                        ===============





See accompanying notes to consolidated financial statements



                            Page 6 of 15
                        PART I  FINANCIAL INFORMATION
                        ITEM 1:  FINANCIAL STATEMENTS
                            THE FARMERS BANCORP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              December 31, 1996

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

Effective July 1, 1996, the Bancorp adopted Financial Accounting Standard No. 122, "Accounting for Mortgage Servicing Rights." This Standard requires the basis on mortgage loans originated and sold, with servicing retained, to be allocated between the mortgage loan and the mortgage servicing right, based upon the relative fair value of such assets. The effect of this Standard is to increase the gain, or reduce the loss, recognized upon the sale of a mortgage loan and future servicing fee income is reduced as the asset is amortized. Application of this Standard did not significantly effect the Bancorp's financial condition or results of operation.

NOTE 3 - SHARES OUTSTANDING

On October 14, 1996, the Board approved a 2 for 1 stock split effective October 28, 1996. All per share data has been restated to give retroactive effect to that stock split.















                            Page 7 of 15

                       PART I  FINANCIAL INFORMATION
                ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              THE FARMERS BANCORP

                               December 31, 1996

FINANCIAL CONDITION:

Total assets increased 2.81 percent from June 30, 1996 to December 31, 1996 and totaled $243,716,000 at period end. During the six months ended December 31, 1996 $170,000 of securities were purchased. However, during the same period, $6,885,000 of securities matured, were repaid or were called prior to their maturity. As a result, total securities decreased $6,556,000 or 15.51 percent. The following table presents, in thousands, the amortized cost and fair value of securities:

DECEMBER 31, 1996   Amortized     Gross              Gross        Fair
                       Cost   Unrealized Gains  Unrealized Losses  Value

Held-to-maturity
 Securities            $22,095        $288              ($71)    $22,312
Available-for-sale
 Securities             13,610          56               (53)     13,613

JUNE 30, 1996

Held-to-maturity
 Securities             23,654         188              (307)     23,535
 Available-for-sale
  Securities            18,766          59              (215)     18,610


Other assets totaled $8,345,000 at December 31, 1996, and include insurance policies with a current cash surrender value of $4,601,000 that were purchased in conjunction with the formation of deferred compensation and death benefit programs.

Other borrowings increased to $8,006,000 and consist primarily of Federal Home Loan Bank advances which were $7,561,000 at December 31, 1996. The Bank utilized the FHLB advances to fund certain commercial real estate loans. These advances require annual principal payments, and have a final maturity of June, 2006. The Bank may occasionally utilize this source of credit to maintain liquidity, as well as to fund specific loans. In addition, the Bank entered into a lease purchase arrangement during 1994. For financial reporting purposes, the lease is considered to be a capital lease and other borrowings include the remaining present value of future lease payments of $445,000.










                            Page 8 of 15
RESULTS OF OPERATIONS:

The Bancorp reported net income, for the first six months of the fiscal year ending June 30, 1997 of $1,739,000, as compared to $1,268,000 for the prior year. Earnings per share were $1.51 and $1.10, respectively, based on an average of 1,154,116 shares outstanding for the six months ended December 31, 1996 and December 31, 1995. The factor most affecting operating results in fiscal 1997, as compared to 1996, is the increase in net interest income which is being driven by continued focus on loan growth.

Total interest income was $9,791,000 for the six months ended December 31, 1996, compared to $9,057,000 for the six months ended December 31, 1995, an increase of 8.10 percent. This increase resulted from a 16.29 percent increase in interest and fees on loans offset by a $408,000 decrease in interest income on short-term investments. Loans, including those held for sale, increased $31,161,000, or 19.51 percent, from December 31, 1995 to December 31, 1996. Interest and fees on loans totaled $8,497,000 for the six months ended December 31, 1996, compared to $7,307,000 for the six months ended December 31, 1995, an increase of $1,190,000, or 16.29 percent. Total interest expense was $4,254,000 for the six months ended December 31, 1996, compared to $4,169,000 for the same period in 1995, an increase of $85,000, or 2.04 percent. Total interest bearing deposits and repurchase agreements increased $5,489,000, or 3.10 percent from December 31, 1995 to December 31, 1996. Interest bearing transaction account balances decreased $2,445,000 from December 31, 1995 to December 31, 1996, and time deposits outstanding increased $8,168,000 for the same period. Repurchase agreements decreased approximately $234,000 or 1.89 percent, from December 31, 1995 to December 31, 1996, as fewer corporate customers utilized the Bank's Sweep Agreement.

Average earning assets increased to $224,132,000 during the six months ended December 31, 1996. This represents an approximate increase of
4.90 percent compared to $213,662,000 for the six months ended December 30, 1995. The tax-equivalent yield on average earning assets was 8.81 percent for the six months ended December 31, 1996, compared to 8.53 percent for the six months ended December 31, 1995. Total interest expense to average interest bearing liabilities was 4.45 percent for the six months ended December 31, 1996, compared to 4.54 percent for the six months ended December 31, 1995. This results in a tax-equivalent net interest margin (net tax-equivalent interest income divided by average earning assets) of 5.04 percent and 4.66 percent for the six months ended December 31, 1996 and 1995, respectively. The increase in average earning assets and the increase in margin resulted in net interest income increasing by $649,000, or 13.28 percent. The increase in interest margin is a trend that management anticipates will level off and remain stable.

The provision for loan losses totaled $240,000 for both six month periods ended December 31, 1996 and December 31, 1995. Net chargeoffs for the six months ended December 31, 1996 totaled $6,000. Net chargeoffs (recoveries) by loan type aggregated $(4,000) for commercial and agricultural loans, $37,000 for consumer loans, $(42,000) for real estate loans, and $15,000 for credit card loans. On December 31, 1996, the allowance for loan losses totaled $2,975,000 or 1.56 percent of loans, compared to $2,741,000 or 1.57 percent of loans on June 30, 1996, and $2,735,000 or 1.71 percent of loans at December 31, 1995. The provision is determined by management based upon a detailed review of the risk factors affecting the loan portfolio, including changes in the portfolio's size and mix, past loan loss experience, and the financial condition of borrowers in the prevailing economic environment. Reserves are allocated based upon the Bank's historical loss experience, adjusted for recent loss trends, the economic environment, current levels of non-performing loans, and management's expectations for the future.

The Bancorp's Loan Review function develops a quarterly "watch list" report representing loans with more than a normal degree of risk. These credits are reviewed and, as needed, specific allocations of the reserve are made for specific loans to provide for potential loss exposure. Impaired loans are also identified and evaluated as part of that analysis. The amount of the reserve allocated to impaired loans is determined based upon the present value of estimated future cash flows or the present value of the collateral securing the loans. In general, all loans included on the watch list are evaluated for impairment. However, small dollar consumer and residential mortgage loans are evaluated collectively as opposed to individually for impairment. At December 31, 1996, management designated $979,000 of loans as impaired and allocated $125,000 of the allowance to such loans compared to $1,233,000 of loans and $125,000 of the allowance at June 30, 1996. A summary of management's calculation of the adequacy of the Bank's loan loss reserve is presented below for both December 31, 1996 and December 31, 1995.

                                            December 31,
                                          1996        1995
Specific Allocations:
  Allocated to impaired loans        $  125,000  $  185,000
  Allocated to other loans              620,000     438,000
  Allocated to types of loans           358,000     643,000
                                     ----------  ----------
                                      1,103,000   1,266,000
Unallocated                           1,872,000   1,469,000
                                     ----------  ----------
ACTUAL BALANCE OF RESERVE            $2,975,000  $2,735,000
                                     ==========  ==========

The 1996 performance of the Bancorp's agricultural customers followed historical trends and were not adversely affected by the long planting season or dry weather conditions experienced last year. Management continues to monitor and evaluate individual credits to forecast expected levels of loan repayment, collateral values and attendant loss exposure.

Non-performing loans, consisting of non-accrual loans, restructured loans and those over 90 days past due, decreased to $2,275,000 at December 31, 1996, compared to $2,373,000 at June 30, 1996.
Non-performing loans at December 31, 1996 represented 1.19 percent of total loans and 76.47 percent of the Reserve for Loan Losses. The following table shows the composition of non-performing loans at both period ends.

                                December 31,                 June 30,
                                   1996                        1996

Real Estate Loans              $  200,000 (2)             $  104,000
Consumer Loans                    216,000                    134,000
Commercial and Agricultural     1,859,000 (3)              2,135,000(1)
                               ----------                 ----------
                               $2,275,000                 $2,373,000
                               ==========                 ==========


Notes:
  1. Includes five agricultural loans totaling $632,000 on non-accrual, two commercial real estate loans totaling $361,000 on non-accrual, one agricultural credit past due more than 90 days in the amount of $280,000, two commercial loans past due more than 90 days totaling $114,000, four restructured agricultural loans totaling $579,000, and two restructured commercial loans in the amount of $169,000.
  2. Includes three residential mortgages totaling $177,000 past due more than 90 days, and one residential mortgage loan totaling $23,000 on non-accrual.
  3. Includes four agricultural loans totaling $579,000 on non-accrual, one commercial loan totaling $3,000 on non-accrual, two commercial real estate loans totaling $361,000 on non-accrual, three commercial loans past due more than 90 days in the amount of $173,000, four restructured agricultural loans totaling $578,000, and two commercial restructured loans in the amount of $165,000. The nonaccrual loans are deemed to be impaired, as defined by FAS No. 114, whereas the restructured loans were recast prior to June 30, 1995, are currently performing as agreed, and are not considered to be impaired loans.

Non-interest income increased 20.19 percent or $150,000 to $893,000 for the six months ended December 31, 1996, compared to $743,000 for the six months ended December 31, 1995. Other income, consisting of gains on the sale of mortgage loans, commissions on credit life insurance sales, safe deposit box rent, and other miscellaneous income increased 41.31 percent or $107,000 to $366,000 for the six months ended December 31, 1996 compared to $259,000 for the six months ended December 31, 1995. This increase is primarily attributable to commission income received for a new check card program and income recognized for the cash surrender value of a death benefit insurance policy owned by the Bank.

Non-interest expense increased $3,000 and totaled $3,460,000 for the six months ended December 31, 1996, compared to $3,457,000 for the six months ended December 31, 1995. Salaries and employee benefits expense decreased .52 percent or $10,000, to $1,906,000. Equipment expense increased 6.00% or $17,000 and totaled $300,000 for the six months ended December 31, 1996 compared to $283,000 for the six months ended December 31, 1995.

Income tax expense increased to $991,000 for the six months ended December 31, 1996 from $666,000 for the same period in the prior year. The increase was primarily driven by increased income before income tax but the effective tax rate also increased to 36 percent this year from 34 percent in 1996 due primarily to lower relative levels of tax exempt income.


LIQUIDITY:

Bancorp's liquidity is a measurement of its ability to raise cash when needed without an adverse impact on profits. Primary sources of asset liquidity are securities maturing or having a call feature within one year, time deposits in other banks, federal funds sold, term funds sold, and banker's acceptances. All of these sources combined totaled $9,791,000 at December 31, 1996. In addition, the Bancorp has $895,000 in mortgage loans being held for sale into the secondary market. The factors which have and will continue to affect the general liquidity of the Bancorp are increasing loan demand and the continued offering of a deposit instrument based primarily on money market rates. All of these factors have contributed to the liquidity ratio (net cash, short term investments and other marketable assets to volatile liabilities) of
18.45 percent on December 31, 1996. At December 31, 1996 Bancorp had unfunded loan commitments of $43,669,000, primarily available balances on customer lines of credit, and outstanding letters of credit of $970,000. However, management expects many of these will expire without being used. In addition, the Bancorp intends to continue the sale of newly originated fixed rate residential mortgages into the secondary market for the foreseeable future.








                            Page 12 of 15
LIQUIDITY: (cont.)

The asset/liability committee continues to review the matching of loan demand with deposits, and maturities of assets and liabilities to help ensure the level of liquidity remains satisfactory. The asset/liability committee has managed the rate sensitive assets and liabilities during the first six months of fiscal 1997, and at December 31, 1996, the Bancorp's one year gap position was slightly negative.

CAPITAL RESOURCES:

The Bank and Bancorp are subject to regulations established by their respective regulators, which require the maintenance of established levels of capital and, as a result, limit the amount of dividends which may be paid by the companies. The ability of the Bancorp to pay dividends depends primarily upon the ability of the Bank to pay dividends to the Bancorp. The Bank is regulated by the Indiana Department of Financial Institutions and the FDIC, while the Bancorp is subject to the regulations issued by the Federal Reserve Board. These regulations establish minimum levels of Tier I (as defined) capital to total assets (the leverage ratio) and minimum levels of Tier I and Total Capital (as defined) to risk-based assets. Also, FDIC regulations establish various levels of capital compliance. Under these regulations, a "well capitalized" financial institution must maintain a leverage ratio of at least 5 percent, a Tier I risk-based capital ratio of at least 6 percent and a total risk-based capital ratio of at least 10 percent. Institutions which do not meet these guidelines are subject to higher deposit insurance assessments and, in certain cases, operational restrictions. Presented below are the Bancorp's actual capital ratios as of December 31, 1996:


                     Tier I Capital                  $25,464,000
                     Total Capital                   $27,947,000
                     Risk Weighted Assets           $198,139,000
                     Leverage Ratio                        10.50%
                     Risk-based Capital; Tier I            12.85%
                     Total Risk-based Capital              14.10%



On October 14, 1996 a 2-for-1 stock split was declared, increasing the number of shares outstanding from 577,058 to 1,154,116, to shareholders of record as of October 28, 1996. All previous per share data has been revised to reflect this stock split. On January 13, 1997, the Bancorp declared a $.22 per share quarterly dividend totaling $254,000, payable February 14, 1996 to shareholders of record as of January 27, 1997. The book value of common stock on December 31, 1996 was $22.06 based on 1,154,116 shares outstanding.









                            Page 13 of 15
                           PART II  OTHER INFORMATION
                              THE FARMERS BANCORP
                                December 31, 1996

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

  A.  Exhibit #27 - Financial data statement as of December 31, 1996.

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



                              THE FARMERS BANCORP
                                  (Registrant)


Date:  February 13, 1997                -------------------------------

                                        Tom Rohrabaugh, President
                                         (Principal Executive Officer)



Date:  February 13, 1997                --------------------------------

                                         Karen I. Miller
                                         Vice President and Treasurer
                                         (Principal Financial and
                                          Accounting Officer)