Form 10-Q
period 1997-03-31
FARMERS BANCORP
filed 1997-05-15
CIK 730726

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                    Quarterly Report Under Section 13 or 15 (d)
                       of the Securities Exchange Act of 1934



                      For Quarter Ended March 31, 1997
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

                  CLASS                OUTSTANDING AT MARCH 31, 1997


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

              PART I,  FINANCIAL INFORMATION
               ITEM 1:  FINANCIAL STATEMENT
                   THE FARMERS BANCORP
             CONSOLIDATED STATEMENTS OF CONDITION
                   (Dollars in Thousands)

               ASSETS                       March 31      June 30
                                              1997          1996
                                             -----------------------
Cash and due from banks                        5355           9889
Federal Funds Sold                             2100              0
                                             -----------------------
   Total cash and cash equivalents             7455           9889

Available-for-sale securities                 12571          18610
Held-to-maturity securities                   21306          23654
Loans held for sale                              46            492
Total loans                                  191002         173556
   Allowance for loan losses                  -3024          -2741
                                             -----------------------
     Net loans                               187978         170815
Premises and equipment                         5073           4641
Restricted stock, at cost                      1012            771
Accrued income and other assets                7873           8172
                                             -----------------------
     Total Assets                            243314         237044
                                             =======================
               LIABILITIES
Deposits
   Demand                                     23714          22115
   Savings                                    66792          67158
   Time, $100,000 and over                    22368          20250
   Other time                                 85068          81966
                                             -----------------------
                                             197942         191489

Short-term borrowings                          8906          12752
Other borrowings                               7893           6259
Accrued interest payable                       1064            958
Other liabilities                              1506           1459
                                             -----------------------
     Total Liabilities                       217311         212917

               SHAREHOLDERS' EQUITY
Common stock, (no par value-2,400,000 shares authorized
 and 1,154,116 shares issued and outstanding)  2885           2885
Additional paid-in capital                     5101           5101
Retained earnings                             18078          16235
Unrealized gain/(loss) on available-for-sale
   securities (net of tax)                      (61)           (94)
                                             -----------------------
     Total Shareholders' Equity               26003          24127
                                             -----------------------
  Total Liabilities & Shareholders' Equity   243314         237044
                                             =======================
See accompanying notes to consolidated financial statements


                            Page 3 of 15
               PART I,  FINANCIAL INFORMATION
                ITEM 1:  FINANCIAL STATEMENT
                     THE FARMERS BANCORP
               CONSOLIDATED STATEMENTS OF INCOME
          (Dollars in Thousands except Per Share Amounts)



                                             Three Months  Nine Months
                                             Ended Mar 31  Ended Mar 31
                                              1997  1996    1997  1996
                                             ------------  ------------
Interest Income:
   Loans, including related fees               4420  3650   12917 10957
   Securities:
     Taxable                                    444   502    1443  1520
     Tax exempt                                 107   130     351   403
   Short-term investments                        48   154      99   613
                                             -------------- ------------
         Total Interest Income                 5019  4436   14810 13493
Interest Expense:                            -------------- ------------
   Deposits                                    1933  1860    5741  5570
   Short-term borrowings                        114   102     353   418
   Other borrowings                             116    74     323   217
                                             -------------- ------------
         Total Interest Expense                2163  2036    6417  6205
                                             -------------- ------------
         Net Interest Income                   2856  2400    8393  7288
Provision for loan losses                       165   120     405   360
                                             -------------- ------------
                                               2691  2280    7988  6928
Other income:                                -------------- ------------
   Trust fees                                    64    61     194   182
   Service charge income                        189   176     586   534
   Security gains (losses)                        0     0       0     5
   Other                                        206   176     572   435
                                             -------------- ------------
          Total Other Income                    459   413    1352  1156
Other expenses:                              -------------- ------------
   Salaries and employee benefits               997   978    2903  2894
   Occupancy                                    146   153     431   443
   Equipment                                    164   144     464   427
   Other                                        506   706    1475  1674
                                             -------------- ------------
          Total Other Expense                  1813  1981    5273  5438
                                             -------------- ------------
         Income Before Income Tax              1337   712    4067  2646
Less:  Income taxes                             483   239    1474   905
                                             -------------- ------------
     Net Income                                 854   473    2593  1741
Per share data: (Note 3)                     ============== ============
   Net income per share                         .74   .41    2.25  1.51
                                             ============== ============
   Dividends per share                          .22   .20     .65   .60
                                             ============== ============
See accompanying notes to consolidated financial statements


                            Page 4 of 15
             PART I,  FINANCIAL INFORMATION
               ITEM 1:  FINANCIAL STATEMENT
                 THE FARMERS BANCORP
            CONSOLIDATED STATEMENTS OF CHANGES
                IN SHAREHOLDERS' EQUITY
                 (Dollars in Thousands)


                                   1996         1995
                                  -------------------
Balance - June 30                  24127        22821

Net Income                          2593         1741

Dividends                           (750)        (692)

Change in net unrealized
  gain/(loss) on available-
  for-sale securities                 33          (73)
                                  -------------------
Balance - March 31                 26003        23797
                                  ===================




See accompanying notes to consolidated financial statements































                            Page 5 of 15

                                 PART I, FINANCIAL INFORMATION
                                  ITEM I:  FINANCIAL STATEMENT
                                      THE FARMERS BANCORP
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Dollars in Thousands)

                                                      Nine Months Ended
                                                           March 31
CASH FLOWS FROM OPERATING ACTIVITIES                     1997     1996


Net income                                               2593     1741
Adjustments to reconcile net income to net cash
  from operating activities                              1298     1687
                                                        ---------------
     Net cash from operating activities                  3891     3428

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities and principal repayments on
    available-for-sale securities                        6082     3208
   Purchases of available-for-sale securities             -0-    (6192)
   Proceeds from maturities and principal repayments
    on investment securities                             2488    10718
   Purchase of investment securities                     (170)   (7069)
   Loans made to customers, net of principal
    collections thereon                                (17122)   (7364)
   Net change in interest-bearing balances with
    financial institutions                                -0-      -0-
   Purchase of life insurance policies                    (24)     (26)
   Property and equipment expenditures                   (828)    (719)
   Purchase of restricted stock                          (242)     -0-
                                                        ---------------
     Net cash from investing activities                 (9816)   (7444)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase/(decrease) in deposits                   6453    13282
   Net increase/(decrease) in short term borrowings     (3846)  (11825)
   Proceeds from other borrowings                        7335     1650
   Repayment of other borrowings                        (5701)   (1191)
   Dividends paid                                        (750)    (692)
                                                        ---------------
    Net cash from financing activities                   3491     1224
                                                        ---------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                 (2434)   (2792)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR           9889    19085
                                                        ---------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                 7455    16293
                                                        ===============





See accompanying notes to consolidated financial statements



                            Page 6 of 15
                        PART I  FINANCIAL INFORMATION
                        ITEM 1:  FINANCIAL STATEMENTS
                            THE FARMERS BANCORP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1997

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

NOTE 2 - ACCOUNTING CHANGES

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

                       PART I  FINANCIAL INFORMATION
                ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              THE FARMERS BANCORP
                                 March 31, 1997

FINANCIAL CONDITION:

Total assets increased 2.65 percent from June 30, 1996 to March 31, 1997 and totaled $243,314,000 at period end. During the nine months ended March 31, 1997 no securities were purchased. However, during the same period, $8,387,000 of securities matured, were repaid or were called prior to their maturity. As a result, total securities decreased $8,387,000 or 19.84 percent. The following table presents, in thousands, the amortized cost and fair value of securities:

March 31, 1997      Amortized     Gross              Gross        Fair
                       Cost   Unrealized Gains  Unrealized Losses  Value

Held-to-maturity
 Securities            $21,306        $146             ($182)    $21,270
Available-for-sale
 Securities             12,671          22              (122)     12,571

JUNE 30, 1996

Held-to-maturity
 Securities             23,654         188              (307)     23,535
 Available-for-sale
  Securities            18,766          59              (215)     18,610


Other assets totaled $7,873,000 at March 31, 1997, and include insurance policies with a current cash surrender value of $4,661,000 that were purchased in conjunction with the formation of deferred compensation and death benefit programs.

Other borrowings increased to $7,893,000 and consist primarily of Federal Home Loan Bank advances which were $7,489,000 at March 31, 1997. The Bank utilized the FHLB advances to fund certain commercial real estate loans. These advances require annual principal payments, and have a final maturity of June, 2006. The Bank may occasionally utilize this source of credit to maintain liquidity, as well as to fund specific loans. In addition, the Bank entered into a lease purchase arrangement during 1994. For financial reporting purposes, the lease is considered to be a capital lease and other borrowings include the remaining present value of future lease payments of $404,000.

RESULTS OF OPERATIONS:

The Bancorp reported net income, for the first nine months of the fiscal year ending June 30, 1997 of $2,593,000, as compared to $1,741,000 for the prior year. Earnings per share were $2.25 and $1.51, respectively, based on an average of 1,154,116 shares outstanding for the nine months ended March 31, 1997 and March 31, 1996. The factor most affecting operating results in fiscal 1997, as compared to 1996, is the increase in net interest income which is being driven by continued focus on loan growth.

Total interest income was $14,810,000 for the nine months ended March 31, 1997, compared to $13,493,000 for the nine months ended March 31, 1996, an increase of $1,317,000 or 9.76 percent. This increase resulted from a $1,960,000 (17.89 percent) increase in interest and fees on loans offset by a $514,000 decrease in interest income on short-term investments. Loans, including those held for sale, increased $27,511,000, or 16.82 percent, from March 31, 1996 to March 31, 1997.
Total interest expense was $6,417,000 for the nine months ended March 31, 1997, compared to $6,205,000 for the same period in 1996, an increase of $212,000, or 3.42 percent. Total interest bearing deposits and repurchase agreements increased $6,922,000, or 3.93 percent from March 31, 1996 to March 31, 1997. Interest bearing transaction account balances decreased $1,099,000 from March 31, 1996 to March 31, 1997, and time deposits outstanding increased $9,106,000 for the same period. Repurchase agreements increased only $40,000 or .45 percent, from March 31, 1996 to March 31, 1997.

Average earning assets increased to $225,529,000 during the nine months ended March 31, 1997. This represents an approximate increase of 5.45 percent compared to $213,864,000 for the nine months ended March 31, 1996. The tax-equivalent yield on average earning assets was 8.86 percent for the nine months ended March 31, 1997, compared to 8.52 percent for the nine months ended March 31, 1996. Total interest expense to average interest bearing liabilities was 4.48 percent for the nine months ended March 31, 1997, compared to 4.53 percent for the nine months ended March 31, 1996. This results in a tax-equivalent net interest margin (net tax-equivalent interest income divided by average earning assets) of 5.06 percent and 4.66 percent for the nine months ended March 31, 1997 and 1996, respectively. The increase in average earning assets and the increase in margin resulted in net interest income increasing by $1,105,000, or 15.16 percent. The increase in interest margin is a trend that management anticipates will level off and remain stable.

The provision for loan losses totaled $405,000 for the nine months ended March 31, 1997 compared to $360,000 for the nine months ended March 31, 1996. Net chargeoffs for the nine months ended March 31, 1997 totaled $122,000. Net chargeoffs (recoveries) by loan type aggregated $64,000 for commercial and agricultural loans, $67,000 for consumer loans, $(35,000) for real estate loans, and $26,000 for credit card loans. On March 31, 1997, the allowance for loan losses totaled $3,024,000 or 1.58 percent of loans, compared to $2,741,000 or 1.57 percent of loans on June 30, 1996, and $2,632,000 or 1.61 percent of loans at March 31, 1996. The provision is determined by management based upon a detailed review of the risk factors affecting the loan portfolio, including changes in the portfolio's size and mix, past loan loss experience, and the financial condition of borrowers in the prevailing economic environment. Reserves are allocated based upon the Bank's historical loss experience, adjusted for recent loss trends, the economic environment, current levels of non-performing loans, and management's expectations for the future.

The Bancorp's Loan Review function develops a quarterly "watch list" report representing loans with more than a normal degree of risk. These credits are reviewed and, as needed, specific allocations of the reserve are made for specific loans to provide for potential loss exposure. Impaired loans are also identified and evaluated as part of that analysis. The amount of the reserve allocated to impaired loans is determined based upon the present value of estimated future cash flows or the present value of the collateral securing the loans. In general, all loans included on the watch list are evaluated for impairment. However, small dollar consumer and residential mortgage loans are evaluated collectively as opposed to individually for impairment. At March 31, 1997, management designated $1,480,000 of loans as impaired and allocated $125,000 of the allowance to such loans compared to $1,233,000 of loans and $125,000 of the allowance at June 30, 1996. A summary of management's calculation of the adequacy of the Bank's loan loss reserve is presented below for both March 31, 1997 and March 31, 1996.

                                              March 31,
                                          1997        1996
Specific Allocations:
  Allocated to impaired loans        $  125,000  $  125,000
  Allocated to other loans              497,000     407,000
  Allocated to types of loans           238,000     552,000
                                     ----------  ----------
                                        860,000   1,084,000
Unallocated                           2,164,000   1,548,000
                                     ----------  ----------
ACTUAL BALANCE OF RESERVE            $3,024,000  $2,632,000
                                     ==========  ==========

The 1996 performance of the Bancorp's agricultural customers followed historical trends and was not adversely affected by the long planting season or dry weather conditions experienced last year. Management continues to monitor and evaluate individual credits to forecast expected levels of loan repayment, collateral values and attendant loss exposure.

Non-performing loans, consisting of non-accrual loans, restructured loans and those over 90 days past due, decreased to $1,803,000 at March 31, 1997, compared to $2,373,000 at June 30, 1996. Non-performing loans at March 31, 1997 represented .94 percent of total loans and 59.62 percent of the Reserve for Loan Losses. The following table shows the composition of non-performing loans at both period ends.

                                  March 31,                  June 30,
                                   1997                        1996

Real Estate Loans              $  236,000 (2)             $  104,000
Consumer Loans                     78,000                    134,000
Commercial and Agricultural     1,489,000 (3)              2,135,000(1)
                               ----------                 ----------
                               $1,803,000                 $2,373,000
                               ==========                 ==========


Notes:
  1. Includes five agricultural loans totaling $632,000 on non-accrual, two commercial real estate loans totaling $361,000 on non-accrual, one agricultural credit past due more than 90 days in the amount of $280,000, two commercial loans past due more than 90 days totaling $114,000, four restructured agricultural loans totaling $579,000, and two restructured commercial loans in the amount of $169,000.
  2. Includes four residential mortgages totaling $179,000 past due more than 90 days, one agricultural real estate loan past due more than 90 days in the amount of $13,000, and two residential mortgage loans totaling $44,000 on non-accrual.
  3. Includes five agricultural loans totaling $810,000 on non-accrual, one commercial loan totaling $1,000 on non-accrual, two commercial loans past due more than 90 days in the amount of $153,000, two agricultural loans past due more than 90 days in the amount of $128,000, two restructured agricultural loans totaling $233,000, and two commercial restructured loans in the amount of $164,000. The nonaccrual loans are deemed to be impaired, as defined by FAS No. 114, whereas the restructured loans were recast prior to June 30, 1995, are currently performing as agreed, and are not considered to be impaired loans.

Non-interest income increased 16.96 percent or $196,000 to $1,352,000 for the nine months ended March 31, 1997, compared to $1,156,000 for the nine months ended March 31, 1996. Other income, consisting of gains the sale of mortgage loans, commissions on credit life insurance sales, safe deposit box rent, and other miscellaneous income increased 31.49 percent or $137,000 to $572,000 for the nine months ended March 31, 1997 compared to $435,000 for the nine months ended March 31, 1996. This increase is primarily attributable to commission income received for a new check card program and increased income recognized as the cash surrender value of insurance policies owned by the Bank increases.

Non-interest expense decreased $165,000 and totaled $5,273,000 for the nine months ended March 31, 1997, compared to $5,438,000 for the nine months ended March 31, 1996. Other operating expense, consisting entirely of overhead expenses decreased $199,000 or 11.89% to $1,475,000 for the nine months ended March 31, 1997 compared to $1,674,000 for the nine months ended March 31, 1996. In the third quarter of 1996, the Bank recorded a loss of $175,000 when a branch building was abandoned. This cost did not recur in 1997.

Income tax expense increased to $1,474,000 for the nine months ended March 31, 1997 from $905,000 for the same period in the prior year. The increase was primarily driven by increased income before income tax but the effective tax rate also increased to 36 percent this year from 34 percent in 1996 due primarily to lower relative levels of tax exempt income.


LIQUIDITY:

Bancorp's liquidity is a measurement of its ability to raise cash when needed without an adverse impact on profits. Primary sources of asset liquidity are securities maturing or having a call feature within one year, time deposits in other banks, federal funds sold, term funds sold, and banker's acceptances. All of these sources combined totaled $11,419,000 at March 31, 1997. In addition, the Bancorp has $46,000 in mortgage loans being held for sale into the secondary market. The factors which have and will continue to affect the general liquidity of the Bancorp are increasing loan demand and the continued offering of a deposit instrument based primarily on money market rates. All of these factors have contributed to the liquidity ratio (net cash, short term investments and other marketable assets to volatile liabilities) of
16.06 percent on March 31, 1997. At March 31, 1997 Bancorp had unfunded loan commitments of $43,782,000, primarily available balances on customer lines of credit, and outstanding letters of credit of $1,151,000. However, management expects many of these will expire without being used. In addition, the Bancorp intends to continue the sale of newly originated fixed rate residential mortgages into the secondary market for the foreseeable future.







                            Page 12 of 15
LIQUIDITY: (cont.)

The asset/liability committee continues to review the matching of loan demand with deposits, and maturities of assets and liabilities to help ensure the level of liquidity remains satisfactory. The asset/liability committee has managed the rate sensitive assets and liabilities during the first nine months of fiscal 1997, and at March 31, 1997, the Bancorp's one year gap position was slightly negative.

CAPITAL RESOURCES:

The Bank and Bancorp are subject to regulations established by their respective regulators, which require the maintenance of established levels of capital and, as a result, limit the amount of dividends which may be paid by the companies. The ability of the Bancorp to pay dividends depends primarily upon the ability of the Bank to pay dividends to the Bancorp. The Bank is regulated by the Indiana Department of Financial Institutions and the FDIC, while the Bancorp is subject to the regulations issued by the Federal Reserve Board. These regulations establish minimum levels of Tier I (as defined) capital to total assets (the leverage ratio) and minimum levels of Tier I and Total Capital (as defined) to risk-based assets. Also, FDIC regulations establish various levels of capital compliance. Under these regulations, a "well capitalized" financial institution must maintain a leverage ratio of at least 5 percent, a Tier I risk-based capital ratio of at least 6 percent and a total risk-based capital ratio of at least 10 percent. Institutions which do not meet these guidelines are subject to higher deposit insurance assessments and, in certain cases, operational restrictions. Presented below are the Bancorp's actual capital ratios as of March 31, 1997:


                     Tier I Capital                  $26,064,000
                     Total Capital                   $28,560,000
                     Risk Weighted Assets           $199,114,000
                     Leverage Ratio                        10.65%
                     Risk-based Capital; Tier I            13.09%
                     Total Risk-based Capital              14.34%



On October 14, 1996 a 2-for-1 stock split was declared, increasing the number of shares outstanding from 577,058 to 1,154,116, to shareholders of record as of October 28, 1996. All previous per share data has been revised to reflect this stock split. On April 14, 1997, the Bancorp declared a $.25 per share quarterly dividend totaling $289,000 payable May 15, 1997 to shareholders of record as of April 28, 1997. The book value of common stock on March 31, 1997 was $22.53 based on 1,154,116 shares outstanding.









                            Page 13 of 15
                           PART II  OTHER INFORMATION
                              THE FARMERS BANCORP
                                 March 31, 1997

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

  A.  Exhibit #27 - Financial data statement as of March 31, 1997.

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



                              THE FARMERS BANCORP
                                  (Registrant)


Date:  May 13, 1997                     -------------------------------

                                        Tom Rohrabaugh, President
                                         (Principal Executive Officer)



Date:  May 13, 1997                     --------------------------------

                                         Karen I. Miller
                                         Vice President and Treasurer
                                         (Principal Financial and
                                          Accounting Officer)