Form 10-K
period 1997-06-30
FARMERS BANCORP
filed 1997-09-29
CIK 730726

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                    For the Fiscal Year Ended June 30, 1997
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

                                 765-654-8731
             (Registrant's Telephone Number, Including Area Code)

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

As of September 12, 1997 the aggregate estimated market value of the voting stock held by non-affiliates of the registrant was $33,163,375.

As of September 12, 1997 there were outstanding 1,154,116 common shares, without par value, of the registrant.


                             Exhibit Index page 78






                                                           Page 1 of 81


                          FORM 10-K TABLE OF CONTENTS

Part I.                                                   PAGE

  Item 1.   Business                                        3-7
  Item 2.   Properties                                       7
  Item 3.   Legal Proceedings                                8
  Item 4.   Submission of Matters to a Vote of
            Security Holders                                 8

Part II.

  Item 5.   Market for the Registrant's Common Equity
            and Related Stockholder Matters                 8-10
  Item 6.   Selected Financial Data                          11
  Item 7.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations  12-40
  Item 7A.  Quantitative and Qualitative Disclosures       41-42
            About Market Risk
  Item 8.   Financial Statements and Supplementary Data    43-69
  Item 9.   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure           70

Part III.

  Item 10.  Directors and Executive Officers of the
            Registrant                                     70-72
  Item 11.  Executive Compensation                         73-74
  Item 12.  Security Ownership of Certain Beneficial
            Owners and Management                          75-76
  Item 13.  Certain Relationships and Related
            Transactions                                     77

Part IV.

  Item 14.  Exhibits, Financial Statement Schedules
            and Reports on Form 8-K                          78

Signatures                                                 79-80


















                                                           Page 2 of 81

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


                                                           Page 3 of 81
Part I
Item 1 BUSINESS (cont.)

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

DESCRIPTION OF BANK

The Bank, was chartered June 17, 1876 under the laws of the State of Indiana. The main office of the Bank is in Frankfort, Indiana. The Bank has two branch offices in Frankfort, Indiana, one in Kirklin, Indiana, one in Michigantown, Indiana, one in Mulberry, Indiana, and one in Sheridan, Indiana. The Bank has one remote ATM unmanned branch in Frankfort, Indiana. A free standing ATM is located in the Wal-Mart store located east of Frankfort.






















                                                           Page 4 of 81
Part I
Item 1 BUSINESS (cont.)


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

The Bank is the largest and oldest locally owned and headquartered commercial bank in Clinton County. The Bank operates under a conservative management philosophy and is dedicated to providing personal service coupled with competitive products and pricing. Management believes that local ownership allows the Bank to distinguish itself from competitors based on it's established reputation, and local decision making authority. The Bank is seeking to capitalize on this advantage by continuing an aggressive growth strategy throughout Clinton County and central Indiana. The Bank focuses on developing strong, primary banking relationships with businesses and individuals in its market area. The Bank's mission includes being a corporate leader in community service and supporting projects and organizations that enhance the quality of life through the utilization of the Bank's financial and human resources. The Bank's loan portfolio is diversified, locally oriented and does not include any foreign loans.

REGULATION AND SUPERVISION

The Bank, a subsidiary of the Bancorp, is a state bank and is supervised, regulated and examined by the Department. The Bank, which is not a member of the Federal Reserve System, is also supervised and regulated by the Federal Deposit Insurance Corporation ("FDIC"). The deposits of the Bank are insured by the FDIC. Each regulator has the authority to issue cease-and-desist orders if it determines that activities of a bank regularly represent an unsafe and unsound banking practice or violation of law.

Branching by banks in Indiana, either through establishment de novo or acquisition, is subject to the jurisdiction, and requires the prior approval, of the bank's primary federal regulatory authority, as well as the Department if the branching bank is a state bank. Under current Indiana law, as amended in 1991 by the Indiana General Assembly, banks may establish branches anywhere within the State of Indiana.

Subsidiaries of bank holding companies are also subject to certain restrictions imposed by the Federal Reserve on the extension of credit to the bank holding company or any of its subsidiaries, on investment in the stock or other securities of the bank holding company or any of its subsidiaries, and in taking such stock or securities as collateral for loans.

                                                           Page 5 of 81
Part I
Item 1 BUSINESS (cont.)

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

Compliance with these regulations limits the amount of dividends that may be paid by the companies. Refer to Note 13 of the Consolidated Financial Statements and management's discussion of Capital Resources (pages 63-64 and pages 35-36) for more information about these requirements and compliance with them at June 30, 1997.

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

The Bank's main office is located at 9 East Clinton Street, Frankfort, Indiana. The main office is owned by the Bank. The branches at Kirklin, Indiana, Michigantown, Indiana, and Mulberry, Indiana and one remote ATM branch in Frankfort, Indiana are also owned by the Bank. Two branch facilities in Frankfort, Indiana, and the branch at Sheridan, Indiana, are owned by the Bank but are located on leased property. A free standing ATM is located on leased property in the Wal-Mart store on the east edge of Frankfort.

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


PART I
ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of fiscal year 1997 to a vote of security holders, through the solicitation of proxies or otherwise.


PART II
ITEM 5  MARKET FOR THE REGISTRANT'S COMMON EQUITY
        AND RELATED STOCKHOLDER MATTERS

MARKET

Shares of the common stock of the Bancorp are not traded on any established public trading market, but are purchased and sold privately by individual security holders primarily in the Clinton and surrounding county areas. While there have been some stock sales, privately traded at prices determined by individual buyer and seller, McDonald & Co. Securities, Inc. has been making a market for this stock. During the fiscal year ending June 30, 1997, there were various transfers of the common stock representing sales or exchanges, gifts, transfers to trust agreements, surviving joint tenants, transfers to decedents' estates and transfers resulting from the distribution of decedents' estates and trusts to heirs and beneficiaries. A total of 173,288 shares were transferred under the foregoing conditions during the fiscal year ended June 30, 1997.

PART II
ITEM 5 MARKET FOR THE REGISTRANT'S COMMON
       EQUITY AND RELATED STOCKHOLDER MATTERS (cont.)

The following table reflects the price range of Bancorp's common stock for fiscal 1997 and 1996 (prices have been restated to give retroactive effect to the 2-for-1 stock split declared October 14, 1996).
Management cannot verify these figures as they were furnished by McDonald & Co. Securities, Inc. The prices do reflect dealer markup which varies from 2 to 5 percent depending on each transaction.

                               Three Months Ended

               Sept 30      December 31      March 31      June 30
   Fiscal 1997
Price Range
 High            $ 23           $ 24             $ 26.5     $ 28
 Low               20             23               24         26.5

   Fiscal 1996
Price Range
 High              17             20.5             21.5       23
 Low               16.5           17               20.5       21.5

DIVIDENDS

The ability of the Bancorp to continue to pay dividends will depend on its earnings, financial condition and other factors as may be deemed appropriate in the determination of the Bancorp's dividend policy. Dividends paid by the Bancorp depend primarily on dividends paid by the Bank to Bancorp.

The dividends which the Bancorp may pay to its shareholders, and which the Bank may pay to the Bancorp are restricted by Indiana law and regulations of the Department, the FDIC, and the Federal Reserve Board. See Management's Discussion And Analysis Of Financial Condition And Results Of Operations - Capital Resources, pages 35 and 36. On June 30, 1997, there were 397 holders of record of Bancorp's common stock.

PART II
ITEM 5 MARKET FOR THE REGISTRANT'S COMMON
       EQUITY AND RELATED STOCKHOLDER MATTERS (cont.)

The cash dividends per share declared by the Bancorp for fiscal years ended 1997 and 1996 are as follows (the per share data has been restated to give retroactive effect to the 2-for-1 stock split declared October 14, 1996):
                                      1997
             PAYMENT DATE:                               AMOUNT

             August 15, 1996                           $  .21
             November 15, 1996                            .22
             February 14, 1997                            .22
             May 15, 1997                                 .25
             July 15, 1997                               1.00
                                                        -----
                              Total for 1997           $ 1.90
                                                        =====
                                      1996
             August 15, 1995                           $  .20
             November 15, 1995                            .20
             February 15, 1996                            .20
             May 15, 1996                                 .21
                                                        -----
                              Total for 1996           $  .81
                                                       ======


Due to the increased earnings, the Board declared a special dividend totaling $1.00 per share on May 12, 1997, payable July 15, 1997 to shareholders of record as of May 30, 1997.

Part II
Item 6 SELECTED FINANCIAL DATA (Dollars in thousands, except per share data and ratios. Per share data has been restated to give retroactive effect to the 2-for-1 stock split declared October 14, 1996.)
                                      YEAR ENDED JUNE 30
                              1997     1996     1995     1994     1993
Income Statement Summary:
  Interest Income           $ 20,062 $ 18,111 $ 16,658 $ 15,771 $ 16,125
  Interest Expense             8,671    8,253    7,225    6,320    6,977
                            --------------------------------------------
  Net Interest Income         11,391    9,858    9,433    9,451    9,148
  Provision for Loan Losses      570      480      218      500    1,455
  Other Operating Income       1,839    1,486    1,468    1,586    1,718
  Other Operating Expenses     7,255    7,172    7,069    7,196    6,666
                            --------------------------------------------
  Income Before Income Taxes   5,405    3,692    3,614    3,341    2,745
  Income Tax Expense           1,946    1,276    1,189    1,080      838
                            --------------------------------------------
      NET INCOME            $  3,459 $  2,416 $  2,425 $  2,261 $  1,907
 Per Share Data:            ============================================
  Earnings  (1)             $   3.00 $   2.09 $   2.10 $   1.96 $   1.65
  Dividends Declared            1.90      .81      .76      .70      .66
  Book Value at Year End       22.07    20.91    19.77    18.36    17.10
RATIOS:
          Performance:
  Return on Avg. Assets         1.42%    1.05%    1.11%    1.05%     .93%
  Return on Avg. Equity        13.71    10.31    11.11    11.15    10.00
  Dividend Payout Ratio        63.33    38.76    36.19    35.71    40.00

          Asset Quality:
  Net Charge-offs to Avg. Loans  .04%     .05%     .23%     .18%     .91%
  Allowance for Loan Losses to
   Loans at Year-End            1.61     1.57     1.50     1.68     1.65
  Allowance for Loan Losses to Non-
   performing Loans at Y/E    154.05   115.51    94.26    90.60    65.99
  Non-performing Loans to Total
   Loans at Year-End            1.04     1.36     1.59     1.85     2.51

          Capital Ratios:
  Avg. Shareholders' Equity
    to Avg. Assets             10.36%   10.18%    9.99%    9.43%    9.28%
  Leverage Ratio               10.21    10.21    10.06     9.79     9.53
  Tot Risk-based Capital Ratio 13.47    14.21    13.83    13.30    14.26

Year End Balances:
  Assets                    $251,744 $237,044 $226,032 $216,390 $207,063
  Earning Assets  (2)        232,526  217,083  208,155  201,332  191,645
  Loans, Net (3)             197,592  171,307  154,293  145,099  132,317
  Deposits                   202,607  191,488  175,554  169,457  163,437
  Short-Term Borrowings       11,985   12,752   20,691   21,190   22,922
  Other Borrowings             7,839    6,259    5,175    3,075      -0-
  Shareholders' Equity        25,476   24,127   22,821   21,191   19,738

(1) Earnings per share computations are based on the weighted average number of common shares outstanding during the years. The number of shares used in the computation was 1,154,116 for all years presented.
(2)  Includes nonaccrual loans.
(3)  Includes loans held for sale.
                                                             Page 11 of 81

Part II
Item 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis is intended to address the significant factors affecting the Bancorp's financial condition and results of operations. It is designed to provide a more comprehensive review of the operating results and financial position than could be obtained from the analysis of the consolidated financial statements alone. It should, however, be read in conjunction with the consolidated financial statements and related notes and the Selected Financial Data included elsewhere herein. All per share amounts have been restated to give retroactive effect to the 2-for-1 stock split declared October 14, 1996.

OVERVIEW

Total assets of Bancorp increased $14,700,000, or 6.20 percent, from June 30, 1996 to June 30, 1997, and totaled $251,744,000 at June 30,
1997. Total loans, including loans held for sale, increased $26,776,000 or 15.38 percent, from June 30, 1996 to June 30, 1997, and totaled $200,824,000 as of June 30, 1997. Securities decreased $10,562,000 or
25.00 percent, from June 30, 1996 to June 30, 1997, and totaled $31,702,000 as of June 30, 1997. The increase in loans was funded by the decrease in securities, and an increase in deposits and short-term borrowings which, combined, increased $10,352,000, or 5.07 percent over the prior year end. Funding was also provided by a net $1.7 million increase in FHLB advances which totaled $7,477,000 as of June 30, 1997. These advances require periodic principal payments and are generally drawn to fund specific commercial loans originated by The Bank.

Bancorp reported net income of $3,459,000 in 1997, an increase of $1,043,000, or 43.17 percent from $2,416,000 earned in 1996. Earnings per share were $3.00 in 1997, up from $2.09 per share in 1996. The increase resulted primarily from increased net interest and other income. Net interest income increased by $1,533,000 or 15.55 percent over the previous year. Other income increased $353,000 or 23.76 percent over the previous year. Offsetting these revenue increases was the increase in income taxes from the previous year of $670,000 or 52.51 percent. This increase was due primarily to a 46.39 percent increase in income before taxes and by the relative decrease in tax free investments held by the Bank.

1996 net income was essentially the same as 1995 net income. Increases in the provision for loan losses, expenses related to the demolition of a branch and higher compensation expenses offset increased net interest income.










                                                           Page 12 of 81
Part II
Item 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)


In the following table, the different components of the income statement are divided by average total assets to provide year-to-date comparisons (on a non-tax equivalent basis).

                                        PERCENTAGE OF AVERAGE ASSETS

                                               Year Ended June 30

                                           1997       1996      1995

Net Interest Income                         4.68%      4.28%      4.31%
Provision for Loan Losses                    .23        .21        .10
Other Operating Income                       .76        .65        .67
Other Operating Expenses                    2.99       3.12       3.23
Income before Income Taxes                  2.22       1.60       1.65
Income Taxes                                 .80        .55        .54
Net Income                                  1.42       1.05       1.11




RESULTS OF OPERATIONS:

Net Interest Income:

Net interest income is the principal component of net income for the Bancorp. Net interest income is determined by the relative size and characteristics of interest-earning assets and interest-bearing liabilities and by the difference, or spread, between the yields earned on interest-earning assets and rates paid on interest-bearing liabilities. During the year ended June 30, 1996 there was a general decline in interest rates. During the years ending June 30, 1995 and June 30, 1997 there was a gradual increase in rates.

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

Part II
Item 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

                                                   1997
                                      Average                    Yield/
                                      Balance     Interest       Rate
                                           (Dollars in Thousands)

Assets
Interest earning assets:
 Loans(1): (net of unearned discount)
  Domestic(2)                         $187,732      17,628        9.39%
  Foreign                                  -0-         -0-         -0-
Securities:
  Taxable                               28,510       1,892        6.64
  Tax-exempt(2)                          8,692         677        7.79
Interest bearing deposits:
  Domestic:                                -0-         -0-         -0-
  Foreign                                  -0-         -0-         -0-
Short term investments                   2,146         114        5.31
                                       -------    --------       ------
    Total interest earning assets      227,080      20,311        8.94
Noninterest earning assets:
 Cash and due from banks                 6,279
 Premises and equipment, net             4,882
 Other assets                            8,202
 Less allowance for loan losses         (2,968)
                                        ------
                                      $243,475
                                      ========
Liabilities and Shareholders' Equity
Interest bearing liabilities:
 Savings and demand deposits          $ 67,910       1,925        2.83
 Time deposits                         105,017       5,844        5.56
 Deposits in foreign offices               -0-         -0-         -0-
 Repurchase agreements & short term
  borrowings                            11,651         450        3.86
 Other borrowings                        7,241         452        6.24
                                       -------      ------       ------
   Total interest bearing liabilities  191,819       8,671        4.52
Noninterest bearing liabilities:                     -----
 Demand deposits                        23,821
 Other                                   2,612
                                       --------
                                       218,252
Shareholders' equity                    25,223
                                       --------
                                      $243,475
Net interest earnings (spread)        ========     $11,640
Net interest margin on earning assets              =======        5.13
                                                                  =====
(1) For the purpose of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.
(2) Net interest income includes tax equivalent adjustments computed using a 34 percent marginal federal tax rate of $249 for 1997.

Part II
Item 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

                                                   1996
                                      Average                    Yield/
                                      Balance     Interest       Rate
                                           (Dollars in Thousands)

Assets
Interest earning assets:
 Loans(1): (net of unearned discount)
  Domestic(2)                         $161,663      14,820        9.17%
  Foreign                                  -0-         -0-         -0-
Securities:
  Taxable                               31,299       2,076        6.63
  Tax-exempt(2)                          9,012         812        9.01
Interest bearing deposits:
  Domestic:                                -0-         -0-         -0-
  Foreign                                  -0-         -0-         -0-
Short term investments                  12,627         709        5.61
                                       -------    --------       ------
    Total interest earning assets      214,601      18,417        8.58
Noninterest earning assets:
 Cash and due from banks                 6,119
 Premises and equipment, net             4,409
 Other assets                            7,678
 Less allowance for loan losses         (2,642)
                                        ------
                                      $230,165
                                      ========
Liabilities and Shareholders' Equity
Interest bearing liabilities:
 Savings and demand deposits          $ 69,079       2,052        2.97
 Time deposits                          97,085       5,417        5.58
 Deposits in foreign offices               -0-         -0-         -0-
 Repurchase agreements & short term
  borrowings                            11,100         487        4.36
 Other borrowings                        5,204         297        5.71
                                       -------      ------       ------
   Total interest bearing liabilities  182,468       8,253        4.52
Noninterest bearing liabilities:                     -----
 Demand deposits                        22,014
 Other                                   2,259
                                       --------
                                       206,741
Shareholders' equity                    23,424
                                       --------
                                      $230,165
Net interest earnings (spread)        ========     $10,164
Net interest margin on earning assets              =======        4.74
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

Part II
Item 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

                                                   1995
                                      Average                    Yield/
                                      Balance     Interest       Rate
                                           (Dollars in Thousands)

Assets
Interest earning assets:
 Loans(1): (net of unearned discount)
  Domestic(2)                         $151,984     $13,310        8.76%
  Foreign                                  -0-         -0-         -0-
Securities:
  Taxable                               37,575       2,508        6.67
  Tax-exempt(2)                          8,622         838        9.72
Interest bearing deposits:
  Domestic:                                142           8        5.63
  Foreign                                  -0-         -0-         -0-
Short term investments                   5,297         300        5.66
                                       -------     -------        -----
    Total interest earning assets      203,620      16,964        8.33
Noninterest earning assets:
 Cash and due from banks                 6,087
 Premises and equipment, net             4,454
 Other assets                            6,977
 Less allowance for loan losses         (2,563)
                                        -------
                                      $218,575
                                      ========
Liabilities and Shareholders' Equity
Interest bearing liabilities:
 Savings and demand deposits          $ 71,323       2,052        2.88
 Time deposits                          88,501       4,571        5.16
 Deposits in foreign offices               -0-         -0-         -0-
 Repurchase agreements & short term
  borrowings                             9,441         346        3.66
 Other borrowings                        4,580         256        5.59
                                       -------     -------        -----
   Total interest bearing liabilities  173,845       7,225        4.16
Noninterest bearing liabilities:                     -----
 Demand deposits                        21,656
 Other                                   1,240
                                       --------
                                       196,741
Shareholders' equity                    21,834
                                       --------
                                      $218,575
Net interest earnings (spread)        ========     $ 9,739
Net interest margin on earning assets              =======        4.78
                                                                  =====
(1) For the purpose of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.
(2) Net interest income includes tax equivalent adjustments computed using a 34 percent marginal federal tax rate of $307 for 1995.

Part II
Item 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

Net Interest Income (cont.)

Net interest income on a tax equivalent basis increased to $11,640,000 for the year ended June 30, 1997 compared to $10,164,000 for 1996 and $9,739,000 for 1995. Net interest margin (net interest income divided by average earning assets), on a tax equivalent basis, increased to 5.13 percent for 1997 compared to 4.74 percent for 1996 and 4.78 percent for 1995. 1997's yield on average earning assets increased 36 basis points as compared to 1996. 1997's rate on average interest bearing liabilities remained the same as 1996's rate. 1996's yield on average earning assets increased 25 basis points as compared to 1995. Likewise, 1996's rate on average interest bearing liabilities increased 36 basis points as compared to 1995. The increase in net interest margin from 1996 to 1997 primarily resulted from an increase of 22 basis points in the yield on the loan portfolio. Average earning assets increased $12.5 million (5.81 percent) from 1996's balance of $214.6 million. A change in the mix of earning assets occurred as loan demand continued to be very strong. Average total loans increased $26,069,000, or 16.13 percent, while average securities decreased by $3,109,000 or 7.71 percent. By June 30, 1997 total loans, excluding loans held for sale, were $200,824,000 compared to $173,556,000 at June 30, 1996.

Total deposits and short-term borrowings increased $10,352,000 during 1997. This increase was due to increases in time deposits, demand deposits and savings accounts which increased by $17,384,000, or 11.41 percent from June 30, 1996 to June 30, 1997 while money market investment accounts, NOW accounts and short-term borrowings, combined, declined by $7,032,000, or 13.57 percent during the same period.

The following tables illustrate the changes in asset and liability mix that have taken place over the last three years, (ratios at year end).























                                                           Page 17 of 81
Part II
Item 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)



Net Interest Income (cont.)



                             Ratio to Total Earning Assets

                                 1997       1996      1995

Loans                           85.99%     80.18%    75.25%
Investments/Taxable             10.81      15.14     15.50
            Tax-Exempt           3.20       4.68      4.20
Federal Funds Sold                -0-        -0-      3.27
Money Market Investments          -0-        -0-      1.78



                         Ratio to Total Interest Bearing Liabilities

                                 1997       1996      1995

Savings Deposits                34.88%     35.94%    32.83%
Time Deposits                   55.10      53.97     52.75
Repurchase agreements and        6.06       6.77     11.54
  Short-Term Borrowings
Other Borrowings                 3.96       3.32      2.88



























                                                           Page 18 of 81
Part II
Item 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

An analysis of the changes in interest income and expense, segregated between changes in volume and rate, is shown comparing 1997 to 1996 and 1996 to 1995.


                       1997 Compared to 1996       1996 Compared to 1995
                       ----------------------      ---------------------
                        Increase (Decrease)          Increase (Decrease)
                            due to (1)                    due to (1)
                       ----------------------      ---------------------
                        Volume    Rate    Net       Volume    Rate   Net
                       ----------------------      ---------------------
                        (Dollars in Thousands)    (Dollars in Thousands)

Interest earned on:
 Loans:
   Domestic            $2,391  $   417  $ 2,808   $  848 $   662 $1,510
   Foreign                -0-      -0-      -0-     -0-     -0-     -0-
 Investment Securities:
   Taxable               (185)       1     (184)    (419)    (13)  (432)
   Tax-exempt             (29)    (106)    (135)      38     (64)   (26)
  Interest bearing deposits:
   Domestic               -0-      -0-      -0-      -0-     -0-    -0-
   Foreign                -0-      -0-      -0-      -0-     -0-    -0-
 Short term investments  (588)      (7)    (595)     407      (6)   401
                      --------------------------------------------------
   Total interest
      income            1,589      305    1,894      874     579  1,453
                      --------------------------------------------------
Interest paid on:
  Savings and demand
   deposits               (35)     (92)    (127)     (65)     65    -0-
  Time deposits           443      (16)     427      443     403    846
  Deposits in foreign
   offices                -0-      -0-      -0-      -0-     -0-    -0-
  Repurchase agreements and
   short term borrowings   24      (61)     (37)      61      80    141
  Other borrowings        116       39      155       35       6     41
                      --------------------------------------------------
     Total interest
      expense             548     (130)     418      474     554  1,028
                      --------------------------------------------------
     Net interest
      income           $1,041  $   435  $ 1,476   $  400 $    25 $  425
                      ==================================================

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.





                                                           Page 19 of 81
Part II
Item 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

Provision for Loan Losses:

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

The provision for loan losses in 1997 totaled $570,000 as compared to $480,000 for 1996 and $218,000 for 1995. The increase in provision for the year ended June 30, 1997 was due to the Bank's loan growth and management's desire to maintain the reserve at an appropriate level. Asset quality in general continues to improve compared to prior years. Management continues to closely monitor the financial condition of the Bank's agricultural borrowers and to forecast expected levels of crop yields and prices. Early predictions indicate that due to a dry summer in Clinton County the corn crop yields will be significantly lower than average, while the bean crop has the potential to reach average yields. For the year ended June 30, 1997 the Bank recorded a net recovery of $10,000 on commercial and agricultural loans, compared to a net recovery of $35,000 and a net charge-off of $299,000 for the years ended June 30, 1996 and June 30, 1995 respectively. A large portion ($280,000) of 1995's charge-offs were subsequently recovered in August 1995. Management constantly monitors the loan portfolio for any downward trends or weaknesses, and will continue to do so.














                                                           Page 20 of 81

Part II
Item 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

Provision for Loan Losses (cont.)

The following table summarizes the activity in the allowance for loan losses for the years indicated.

                            1997     1996     1995     1994     1993

                                      (Dollars in Thousands)
 Allowance for loan losses:
  Balance at July 1         $2,741   $2,348   $2,478   $2,226   $1,936
  Loan losses:
   Domestic:
    Commercial, financial
      and agricultural          72      317      562      266    1,110
    Real estate mortgages      -0-      -0-      -0-      -0-       66
    Installment loans          244      230      173      205      217
    Lease Financing            -0-      -0-      -0-      -0-      -0-
    Foreign                    -0-      -0-      -0-      -0-      -0-
                            -------------------------------------------
     Total loan losses         316      547      735      471    1,393
                            -------------------------------------------
Loan recoveries:
   Domestic:
    Commercial, financial
      and agricultural          82      352      263      103       88
    Real estate mortgages       43      -0-      -0-        1      -0-
    Installment loans          112      108      124      119      140
    Lease Financing            -0-      -0-      -0-      -0-      -0-
    Foreign                    -0-      -0-      -0-      -0-      -0-
                            -------------------------------------------
     Total loan recoveries     237      460      387      223      228
                            -------------------------------------------
Net loan losses                 79       87      348      248    1,165
Provision charged to
  current income               570      480      218      500    1,455
                            -------------------------------------------
Balance at June 30          $3,232   $2,741   $2,348   $2,478   $2,226
                            ===========================================

Approximately 22.10 percent of the Bancorp's total loan portfolio is oriented in agricultural or agri-business relationships. $14,000 of the $72,000 in commercial loan charge-offs for 1997 were agriculture related, compared to $224,000 of the $317,000 for fiscal 1996. $74,000 of the $82,000 in commercial loan recoveries for 1997 were agriculture related. The installment loan portfolio had gross charge-offs of $244,000 for 1997, compared to $230,000 in 1996 and $173,000 in 1995.
Net charge offs on installment loans were $132,000 in 1997, up from $122,000 in 1996 and $49,000 in 1995.






                                                           Page 21 of 81
Part II
Item 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)


Risk Elements:

The following is a summary of nonperforming loans, all of which are domestic loans.
                                            JUNE 30
                          1997      1996      1995      1994      1993
                                     (Dollars in Thousands)
Nonaccrual:
  Commercial            $  726    $  632    $1,173    $  642    $  377
  Real Estate               97       420        47        83       -0-
  Installment              109        84         3        10        74
  Lease Financing          -0-       -0-       -0-       -0-       -0-
                        ----------------------------------------------
      Total                932     1,136     1,223       735       451

Past Due 90 Days:
  Commercial               153       394       541       187       776
  Real Estate              335        44       -0-        85       623
  Installment               97        51        19        59        65
  Lease Financing          -0-       -0-       -0-       -0-       -0-
                        ----------------------------------------------
      Total                585       489       560       331     1,464

Troubled Debt Restructurings:
  Commercial               581       748       708     1,466     1,246
  Real Estate              -0-       -0-       -0-       203       212
  Installment              -0-       -0-       -0-       -0-       -0-
  Lease Financing          -0-       -0-       -0-       -0-       -0-
                        -----------------------------------------------
      Total                581       748       708     1,669     1,458
                        ----------------------------------------------
Total Nonperforming Loans
                        $2,098    $2,373    $2,491    $2,735    $3,373
                        ===============================================



Income that would have been earned during 1997, had nonaccrual and restructured loans been accruing at their contractual rates, was $69,000. Income that was recorded totaled $37,000. Income foregone as a result of nonaccrual loans and troubled debt restructurings aggregated approximately $111,000 and $118,000 for 1996 and 1995, respectively.

Nonperforming loans totaled $2,098,000 at June 30, 1997 compared to $2,373,000 at June 30, 1996 and represent 1.04 percent of total loans at June 30, 1997, down from 1.36 percent and 1.59 percent at June 30, 1996 and 1995, respectively. The allowance for loan losses, as a percent of nonperforming loans, was 154.05 percent at year-end 1997, compared to
115.51 percent for 1996 and 94.26 percent for 1995.

Part II
Item 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

Risk Elements (cont.)

Nonperforming loans are comprised of three major sub-divisions - nonaccrual loans, loans delinquent over 90 days and still accruing, and troubled debt restructurings. In the nonaccrual loan category are those loans where significant doubt exists as to the collectibility of all principal or accrued interest. The Bank follows the definition of nonaccrual loans established by the Federal Financial Institutions Examination Council. The following are the Bank's procedures for nonaccrual loans. When the status of a loan fits the criteria of nonaccrual status, including delinquency of principal and interest payment of 90 days or more, it is submitted to the Officers Loan Committee for final review before placement on nonaccrual status. Loans remain on nonaccrual status until a borrower's position improves as to ability to repay or until a determination is made for eventual charge-off. Regular monthly reviews of the nonaccrual loans are made by the Directors Loan Committee and reported to the Board of Directors. Following the guidelines Bancorp adopted for nonaccrual loans, twenty-seven individual borrowers with loan balances of $932,000 were in nonaccrual status at June 30, 1997. Negotiations continue with the respective customers to resolve their immediate financial difficulties. It is anticipated that losses from this category will not exceed $300,000.

Loans past due over 90 days and still accruing have increased $96,000, or 19.63 percent, to $585,000 at June 30, 1997 from the 1996 total of $489,000. This amount is comprised of the following; $153,000 in two commercial borrowers; $85,000 in twelve consumer loans; $12,000 in eight credit card related loans; $121,000 in two mortgage construction loans and $214,000 in four residential mortgage loans.

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

Part II
Item 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

Risk Elements (cont.)

Troubled debt restructurings are those loans for which the contractual interest has been reduced, or other concessions granted because of a deterioration in the financial condition of the borrower, resulting in the inability of the borrower to meet the original contractual terms of the loans. Interest on such loans is included in income only to the extent of the reduced rate. Each borrower may be having varying degrees of financial difficulty. On a case-by-case basis negotiations are held to determine how to achieve the best results for both Bancorp and the customer without forcing the borrower into liquidation. Management will reach an agreement as to principal and interest concessions, collateral available, and term of repayment. At June 30, 1995, restructured loans totaled $708,000. They consisted of four agricultural borrowers and one commercial borrower. All loans were current as of June 30, 1995. At June 30, 1996 restructured loans totaled $748,000, consisting of four agricultural borrowers and two commercial borrowers. All six loans were current as of June 30, 1996. At June 30, 1997, restructured loans totaled $581,000, consisting of five borrowers. Three of these borrowers were agriculture-related and two were commercial borrowers. All were current as of June 30, 1997. Management does not expect this category to constitute an automatic loss risk, but rather a category to prevent or minimize future loan losses.

Effective July 1, 1995, Bancorp adopted FAS 114, "Accounting by Creditors for Impairment of a Loan", as amended by FAS 118. Loans are identified as impaired when management concludes that it is probable that the customer will not comply with the contractual terms of the loan agreement. Loans are evaluated for impairment during management's quarterly analysis of the reserve for loan losses. Generally, all commercial and agricultural loans that have been selected for evaluation in conjunction with the reserve analysis are evaluated for impaired status. Generally, no consumer or 1-4 family residential real estate loans would be evaluated. If a loan is deemed to be impaired, management will evaluate the need for an impairment reserve (simply an allocation of a portion of the allowance for loan losses) on that credit. Generally, the fair value of collateral is used to evaluate impairment. At June 30, 1997, management has determined that four commercial/agricultural loans totaling $747,000, all of which are on non-accrual status, are impaired and has allocated $125,000 of the allowance for loan losses to those loans. Two commercial loans past due more than 90 days in the amount of $153,000 and one restructured commercial loan in the amount of $187,000 have also been deemed to be impaired. One mortgage loan totaling $213,000, secured by several rental properties, is also included in the impaired loan total of $1,300,000 at June 30, 1997. No impairment reserves were deemed needed for the delinquent or restructured loans.

Part II
Item 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

Risk Elements (cont.)

In addition to these loans outlined previously, at June 30, 1997, the Bancorp has identified other loans which management has concerns relative to the ability of the borrowers to comply with loan repayment terms. These loans, which total $3,139,000, down from $7,075,000 at June 30, 1996, are classified as "watch" loans and receive ongoing management attention in excess of that provided to the remaining portfolio. The loans placed in "watch" status are as follows: four (4) borrowers with residential mortgage loans totaling $243,000; eleven (11) agricultural real estate loan borrowers totaling $1,083,000; three (3) commercial real estate loans totaling $388,000; twelve (12) agricultural operating and term loan borrowers totaling $1,033,000; five (5) commercial operating and term loan borrowers totaling $376,000; and one
(1) personal loan borrower totaling $16,000. It is noted, however, that Bank policy states that in the event any single note of a borrower is placed on the "watch list", all notes of the borrower are placed on said list; regardless of the payment history or collateral valuation of individual notes.

Loan Loss Charge-off Procedures:

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


                                                           Page 25 of 81
Part II
Item 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

Other Operating Income:

                Other Operating Income Analysis % Change from prior year

                         1997    1996    1995        1997         1996

                                (Dollars in Thousands)

Trust Fees             $  315  $  273 $  244        15.38%       11.89 %
Service Charge Income     792     727    676         8.94         7.54
Mortgage Banking Revenue  139     110     83        26.36        32.53
Other Income              593     376    465        57.71       (19.14)
                       ---------------------       --------------------
                        1,839   1,486  1,468
Security Gains(losses)    -0-     -0-    -0-
                       ---------------------       --------------------
                       $1,839  $1,486 $1,468        23.76%        1.23 %
                        ======================      ====================

Other operating income increased during the year ended June 30, 1997, compared to 1996. Mortgage banking revenue increased 26.36 percent, to $139,000. The Bank continued to sell fixed rate first mortgage loans in the secondary market. The Bank realized gains of $52,000 during 1997, as compared to $36,000 in 1996 and $20,000 in 1995. Servicing income earned on sold loans increased to $87,000 for the year ended June 30, 1997, compared to $74,000 in 1996. At June 30, 1997, Bancorp was servicing $37,566,000 of loans for other investors compared to $29,309,000 at June 30, 1996. Other income increased by 57.71 percent, or $217,000, to $593,000 for the fiscal year ended June 30, 1997. The most significant factor causing this increase was a increase of $189,000 in the amount of cash surrender value income recognized on life insurance policies owned by the Bank.

Other Operating Expenses:

              Other Operating Expenses Analysis % Change from prior year
                        1997     1996     1995         1997     1996
                        (Dollars in Thousands)

Salaries & Employee
 Benefits              $3,866   $3,822   $3,511        1.15 %   8.86 %
Occupancy Expense-Net     592      602      551       (1.66)    9.26
Equipment Expense         657      581      569       13.08     2.11
FDIC assessment            12        9      384       33.33   (97.66)
Data Processing Expense   402      345      458       16.52   (24.67)
Other Expenses          1,726    1,813    1,596       (4.80)   13.60
                       ------------------------      -----------------
                       $7,255   $7,172   $7,069        1.16 %   1.46 %
                        ========================      =================





                                                           Page 26 of 81
Part II
Item 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

Other Operating Expenses (cont.)

Other operating expenses increased 1.16 percent or $83,000 to total $7,255,000 for 1997 compared to $7,172,000 in 1996. Salaries and employee benefits, the largest component of other operating expenses, increased only $44,000, or 1.15 percent for 1997. Data processing expenses are primarily those paid to outside vendors and increased $57,000 from fiscal 1996 to 1997 but decreased $113,000 from fiscal 1995 to 1996, due to converting to an in-house system. The 1997 increase was due to a new teller platformation system, increased expenses related to credit card processing, and increased ATM processing charges.

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

Income Tax Expense:

Income tax expense for 1997 increased to $1,946,000 compared to $1,276,000 for 1996 and $1,189,000 for 1995. Increased tax expense resulted primarily from higher levels of income before tax and was also due to the decline in tax exempt income during the period.

Net deferred tax assets at June 30, 1997 total $662,000. The Bancorp's net deferred tax asset results primarily from a deferred tax asset related to book provisions for loan losses in excess of the amount deductible for tax purposes and deferred compensation accruals offset by a deferred tax liability related to tax depreciation in excess of the amount deducted for financial reporting purposes. Based on the Bancorp's historical levels of taxable income and the relatively small size of the net deferred tax asset, management does not believe a valuation allowance for deferred tax assets is needed at June 30, 1997.

















                                                           Page 27 of 81
Part II
Item 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)



ANALYSIS OF BALANCE SHEET

Earning Assets:

Bancorp's average earning assets were 93.27 percent of average total assets for 1997, which is slightly higher than this same ratio for 1996 of 93.24 percent and 1995 of 93.16 percent. A factor that influences (lowers) the earning asset ratio is the purchase of life insurance, in conjunction with the formation of deferred compensation and death benefit programs. At June 30, 1997, the cash surrender value of this insurance totaled $4,774,000 as compared to $4,510,000 at June 30, 1996. Although this asset does not "earn" interest, it increases in value over time and that increase in value is reflected as a component of other income. If this asset was considered "earning" for the purpose of the above computation, the earning asset ratio for 1997 and 1996 would be approximately 95.16 and 95.11 percent, respectively.

Securities:

The combined carrying value of available-for-sale and held-to-maturity securities, by category, is as follows:
                                                    JUNE 30

                                          1997       1996       1995
                                            (Dollars in Thousands)

U.S. Govt. Agencies and Corporations   $12,491    $16,939    $17,660
States and Political Subdivisions        7,476     10,178      8,742
Corporate Obligations                    3,495      3,960      4,026
Mortgage-backed Securities issued
  by U.S. Government Agencies            8,089     10,370      8,969
Other Asset-backed Securities              151        817      1,617
                                      ------------------------------
                                       $31,702    $42,264    $41,014
                                       ==============================

















                                                           Page 28 of 81
Part II
Item 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)


Securities (cont.)

The Bancorp's securities portfolio acts as a source of liquidity and additional earnings. In order to accomplish the objective of liquidity, the weighted average maturity of the portfolio is kept relatively short. The Bancorp classifies its securities as available-for-sale securities or held-to-maturity securities. At June 30, 1997, the fair value of available-for-sale securities was less than their amortized cost by $18,000. Held-to-maturity securities are those which the Bancorp has the intent and ability to hold until maturity. These are reported at amortized cost. Available-for-sale securities are those which management may decide to sell, if needed, for liquidity, asset-liability management, or other reasons. Available-for-sale securities are reported at fair value with unrealized gains or losses included as a separate component of shareholders' equity, net of tax. No securities were sold during 1995, 1996 or 1997. The Bancorp's goal of increasing loan volume resulted in the contraction of the securities portfolio in 1997. As securities matured or were called, the Bancorp utilized these funds to fund the loan portfolio. Please refer to Note 2, pages 52-54 of the financial statements for additional information about the composition of the available-for-sale and held-to-maturity securities portfolios. At June 30, 1997 the Bancorp did not have a concentration of securities greater than 10 percent of its total equity in any one entity, exclusive of U.S. Government Agency obligations. Mortgage-backed securities issued by U. S. Government Agencies do represent 25.52 percent of the total portfolio and 3.21 percent of total assets. The level yield method of accounting is used to amortize premiums and accrete discounts on mortgage-backed securities.

























                                                           Page 29 of 81
Part II
Item 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)


Loan Portfolio:

The composition of the loan portfolio, including loans held for sale, follows:

                                            June 30

                          1997      1996      1995      1994      1993
                                     (Dollars in Thousands)

Commercial, financial
 and agricultural     $104,702  $ 90,824  $ 76,015  $ 75,041  $ 54,832
Real estate/Non-Farm    29,936    31,620    35,911    32,000    39,539
Real estate/Farmland    21,335    18,556    18,310    17,438    20,508
Consumer                43,807    32,140    25,922    23,016    19,636
Lease Financing          1,044       908       483        82        28
Foreign                    -0-       -0-       -0-       -0-       -0-
                      --------   -------   -------   -------   -------
                       200,824   174,048   156,641   147,577   134,543
Unearned discount          -0-       -0-       -0-       -0-       -0-
                      -------   -------   -------   -------   -------
                       200,824   174,048   156,641   147,577   134,543
Allowance for loan
 losses                 (3,232)   (2,741)   (2,348)   (2,478)   (2,226)
                      --------  --------  --------  --------  --------
     Total loans, net $197,592  $171,307  $154,293  $145,099  $132,317
                      =========  ========  ========  ========  =========

Commercial loans have maintained a growth pattern since 1992. Outstandings averaged $95,750,000 in 1997, $77,329,000 in 1996 and
$75,698,000 in 1995. While the Bank's commitment to agricultural-related financing remains, outstanding agricultural-operating lines have been on a gradual decline with balances at $23,050,000 for 1997, up slightly from 1996's total of $22,570,000; $25,831,000 for 1995 and
$27,756,000 for 1994. New non-farm commercial credits have continued to increase, which will help diversify the entire commercial loan portfolio.

Consumer loans, which include installment, credit card and student loans increased the past four years. Average outstandings increased by approximately 43.31 percent or $11,970,000 for 1997 as compared to 12.27 percent or $3,025,000 for the year ended 1996. Credit card activity showed gradual growth throughout 1994 and 1995, after the Bank became an "issuing bank" for both Mastercard and Visa in 1990. Following a credit card promotion in 1996, balances increased $982,000 from the previous year and totaled $2,307,000 at June 30, 1996. Credit card balances in 1997 increased $496,000, or 21.50 percent from June 30, 1996 to total $2,803,000 at year-end. Management believes that the outstanding consumer loan totals will show continued growth in 1998.




                                                           Page 30 of 81

Part II
Item 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)


Loan Portfolio (cont.)

Real estate loans increased to $51,271,000 at June 30, 1997, as compared to $50,176,000 at June 30, 1996. This increase of $1,095,000 or 2.18 percent is due to an increase of $2,780,000 in the farmland real estate portfolio, offset by a decrease in the residential real estate portfolio of $1,684,000 due to scheduled payments and refinancing of 1-4 family residential mortgages. The majority of new originations are
being sold into the secondary market.   Construction loans, which are
one year or less in length, are carried in the Bank's commercial loan portfolio and totaled $10,629,000 at June 30, 1997 as compared to $5,439,000 at June 30, 1996. Upon completion of construction, commitments for permanent financing are activated either within the Bank's real estate loan portfolio or with other financial institutions.

The Bank's portfolio doesn't include foreign loans, nor does there exist a concentration of borrowers engaged in the same industry that would exceed 10 percent of total loans except for the agricultural sector. Approximately 22 percent or $44,385,000 of the total loan portfolio of $200,824,000 represents agricultural-lending, both operations and long term debt. This compares to 24 percent, $41,126,000 at June 30, 1996, and 28 percent, $44,140,000 at June 30, 1995.

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

The results of the 1997 growing season in our trade area are mixed thus far. It is predicted that dry weather in July and August will cause lower than average yields in the corn crop, but beans have the potential to equal the average of 40 bushels/acre. Corn and bean prices in 1996 were higher than anticipated which offset lower yields, but it is predicted that 1997 prices will be significantly lower than in 1996.




                                                           Page 31 of 81

Part II
Item 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

Loan Portfolio (cont.)

Commercial nonaccrual loans at June 30, 1997 were $726,000, $443,000 or 61 percent of which were agricultural-related. Management is acutely aware of the inherent risks associated with agricultural lending via weather and market. Our experience dictates that the risks are manageable and the Bancorp is prepared to assume them.

In 1996, the Bank's consumer loan emphasis was primarily in direct lending. In the latter part of 1996 and into 1997 more emphasis was placed on the indirect market. Contacts with auto dealerships and a new promotion caused an increase in the indirect market. Management continues to promote direct lending while increasing the indirect market also. Currently, approximately 36 percent of new originations are indirect. Indirect origination requests are received by the Bank on a regular basis. Indirect contracts are written based on the same underwriting standards that are used for writing direct contracts. The decision to write the contract rests with the Bank. Management expects consumer loan volume to show strong growth for 1998 and is anticipating that overall portfolio quality will continue as in the previous years. Sound underwriting standards and administration of the consumer loan function should continue to maintain this segment of the loan portfolio. Our credit card activity, both Mastercard and Visa, should continue to provide a favorable yield.

Bancorp expects loan demand to remain strong during 1998, driven by very competitive interest rates for both real estate mortgages and consumer loans; and by the acquisition of quality commercial and agricultural loans in the immediate surrounding areas.

























                                                           Page 32 of 81
Part II
Item 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

Allowance for Loan Losses:

Loan Composition and Allowance Allocation as of June 30, 1997 - Loan composition and allowance allocation are presented in the table below.

                                           June 30
                         1997         1996         1995         1994
                       Amt. Pct.   Amt.  Pct.   Amt.  Pct.   Amt.  Pct.
                                   (Dollars in Thousands)
Loan Composition:
Commercial,
 financial and
 agricultural    $104,702  52% $ 90,824  52% $ 76,015  48% $ 75,041  51%
Real estate/Farm   21,335  11    18,556  10    18,310  12    17,438  12
 Non-Farm          29,936  14    31,620  19    35,911  23    32,000  22
Consumer           43,807  22    32,140  18    25,922  17    23,016  15
Lease Financing     1,044   1       908   1       483 -0-        82 -0-
Foreign               -0- -0-       -0- -0-       -0- -0-       -0- -0-
                 ------------------------------------------------------
     Total       $200,824      $174,048      $156,641      $147,577
                  ======================================================
Allowance Allocation:

Commercial,
 financial and
 agricultural    $    352  11% $    759  28% $  1,358  58% $  1,343  54%
Real estate/Farm       20   1        48   2        47   2        20   1
 Non-Farm              11  -0-       85   3        93   4       139   6
Consumer              260   8       289  10       274  12       346  14
Lease Financing       -0- -0-       -0- -0-       -0- -0-       -0- -0-
Foreign               -0- -0-       -0- -0-       -0- -0-       -0- -0-
Unallocated         2,589  80     1,560  57       576  24       630  25
                  -----------------------------------------------------
     Totals      $  3,232 100% $  2,741 100% $  2,348 100% $  2,478 100%
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











                                                           Page 33 of 81
Part II
Item 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

At June 30, 1997 the Bancorp's allowance for loan losses was $3,232,000, or 1.61 percent of total loans compared to $2,741,000, 1.57 percent of total loans in 1996 and $2,348,000, 1.50 percent of total loans in 1995. The tables above reflect the loan composition and allowance allocations for the past four years. While a portion of Bancorp's allowance for loan losses is allocated to specific loan categories, improved credit quality has resulted in a significant unallocated portion which provides a cushion against future loan losses. Management believes that the reserve, despite the large unallocated portion is not excessive based on norms for the industry and history of the Bank's loan portfolio prior to 1994.

Deposits:

The deposit base provides the major funding source for earning assets. The average daily deposit balance of $196,747,000 funded 86.64 percent of the 1997 average earning assets of $227,080,000. Average total deposits in 1997 increased $8,570,000 or 4.55 percent from 1996 deposit totals of $188,178,000. A shift from long term deposits to shorter term accounts continued in all retail deposit categories. Interest bearing deposits in denominations of $100,000 or greater totaled $23,361,000 at June 30, 1997 compared to $20,250,000 at June 30, 1996.

Short-term Borrowings:

Short-term borrowings at June 30, 1997 consist of retail repurchase agreements in the amount of $9,085,000 and borrowings in the amount of $2,900,000 from the Federal Reserve Bank's Seasonal Line of Credit. Repurchase agreements are borrowings from customers that are collateralized by a pledge of U.S. Government or Agency investments. Such borrowings provide alternatives for those customers who prefer this form of investment. The following table provides information about the Bank's Repurchase Agreements.
                                            1997        1996        1995
                                              (Dollars in Thousands)

 Balance Outstanding as of June 30         $ 9,085    $12,752   $20,691
 Weighted Average Rate as of June 30          4.31%      3.36%     5.26%
 Average Balance for year ended June 30    $10,660    $11,100   $ 9,420
 Weighted Avg Rate for year ended June 30     4.02%      4.38%     3.56%
 Highest Month End Balance for Fiscal Year $12,752    $14,407   $20,891

At June 30, 1997 Bancorp had drawn $2,900,000 of its $5,000,000 agricultural seasonal line of credit with the Federal Reserve Bank of Chicago. The Bancorp annually arranges for the availability of this credit to temporarily fund seasonal agricultural loan demand. This seasonal line of credit is due to mature on December 31, 1997.

In addition, at June 30, 1997 the Bancorp had drawn $7,477,000 in various borrowings from the Federal Home Loan Bank of Indianapolis to match particular loan pools. These borrowings were matched to specific loan pools for comparable terms and at a favorable interest rate spread to the Bank. Details of these draws are found in Note #8, pages 57-58 of the accompanying financials.
                                                           Page 34 of 81
Part II
Item 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

Capital Resources:

The strength of a company's capital position influences management's willingness to take advantage of growth opportunities and provides the capacity to absorb unforeseen financial difficulties. Bancorp's capital position remains strong. Shareholders' equity was $25,476,000 on June 30, 1997 compared to $24,127,000 on June 30, 1996 and $22,821,000 on
June 30, 1995.

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

The Bancorp's ability to pay dividends to its shareholders depends substantially upon the Bank's ability to pay dividends to the Bancorp. Compliance with these regulations limits the amount of dividends that may be paid by the companies. At June 30, 1997, both the Bancorp and the Bank have capital levels substantially in excess of those required. Bancorp's capital and capital ratios, which do not differ significantly from bank-only ratios, were as follows at the dates indicated (dollars in thousands):










                                                           Page 35 of 81
Part II
Item 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

Capital Resources (cont.)

At June 30,                           1997          1996          1995

Tier I Capital                      $ 25,487      $ 24,221     $ 22,739
Total Capital                         28,099        26,562       24,998
Risk Weighted Assets                 208,700       186,905      180,687


Leverage Ratio                         10.27%        10.21%       10.06%
Tier One Risk-based Capital Ratio      12.21         12.96        12.58
Total Risk-based Capital Ratio         13.47         14.21        13.83





LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

The objective of liquidity management is to provide for the cash needs of the Bancorp at a reasonable cost. Liquidity resources include liquid assets and the Bancorp's ability to access additional sources of funds. Additional asset liquidity is provided by our ability to sell loans. Sales of real estate loans in the secondary market during 1997 generated proceeds of $11,974,000 compared to $10,978,000 during 1996 and $3,365,000 during 1995. In addition, the Bancorp sold $879,000 of student loans during the year ended June 30, 1996, compared to $298,000 during 1995.

The liquidity position is analyzed by comparing expected needs against planned resources. Quantitative analysis of historical trends, seasonal factors and cyclical influences are used to prepare forecasts of liquidity needs.

Asset liquidity is provided primarily by the maturity of loans. Additionally, Bancorp considers all securities that mature within one year or have a call feature within the next year, all time deposits in banks, bankers acceptances, and all federal funds sold to be sources of asset liquidity. The total of these resources at June 30, 1997 is $9,457,000, compared to $13,008,000 at June 30, 1996. The total of these resources is down 27.30 percent from June 30, 1996 to June 30, 1997. The level at June 30, 1997 is deemed by management to be adequate for funding purposes. In addition, the Bancorp has wholesale funding sources with Federal Home Loan Bank and the Federal Reserve.










                                                           Page 36 of 81
Part II
Item 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

LIQUIDITY AND ASSET/LIABILITY MANAGEMENT (cont.)

Unfunded loan commitments and unused lines of credit at June 30, 1997 were $38,790,000 and letters of credit were $1,506,000. Many existing commitments will expire without being used. Consequently the outstandings do not necessarily represent future cash commitments. The reality of unknown credit demands challenges the Asset/Liability Committee to maintain funding sources sufficient to meet our requirements. If excess funds are available, the committee will strive to invest them to effectively match our funding sources. 1998 has been projected to be a year for an increased demand on funding levels as has been the experience of the past year.

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

Provided on the next page is various repricing and maturity information relative to securities, loans, and deposits at June 30, 1997, followed by a condensed summary of Bancorp's interest sensitivity analysis report.



















                                                           Page 37 of 81

Part II
Item 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

The maturity distribution, reflecting, at amortized cost, the scheduled maturities, or calls, and projected paydowns of asset-backed securities, and average tax equivalent yields for the securities at June 30, 1997 is shown in the following table.

                       Within one      One to Five     Five to Ten
                          Year             Years           Years
                     Amount  Yield    Amount  Yield    Amount  Yield
                                  (Dollars in Thousands)

U.S. Govt. Agencies  $ 2,997  7.81%   $ 9,498  6.36%   $   -0-   -0-%
State and Municipal      965  7.30      5,541  7.08        970  7.52
Corporate Obligations  1,505  5.38      1,998  6.03        -0-   -0-
Mortgage-backed
 securities issued by
 U.S. Govt. Agencies   2,582  5.99      4,576  6.92        500  5.50
Other Asset-backed
 securities              -0-   -0-        151  6.20        -0-   -0-
                     ------------------------------------------------
                     $ 8,049          $21,764          $ 1,470
                     =======          =======          =======

                         Over Ten
                           Years
                        Amount  Yield
                    (Dollars in Thousands)

U.S. Govt. Agencies  $   -0-    -0-%
State and Municipal      -0-    -0-
Corporate Obligations    -0-    -0-
Mortgage-backed
 securities issued by
 U.S. Govt. Agencies     437   7.50
Other Asset-backed
 securities              -0-    -0-
                      --------------
                      $  437
                      ======

Yields are reflected on a federal tax equivalent basis, assuming a 34 percent tax rate.

As of June 30, 1997, time of deposits over $100,000 mature as follows:
                             Amount                Percent
                                                (Dollars in Thousands)

Three months or less                     $ 10,352               44.31%
Over three through six months               1,129                4.83
Over six through twelve months                528                2.26
Over twelve months                         11,352               48.60
                                         ----------------------------
                            Total        $ 23,361              100.00%
                                         ============================

                                                           Page 38 of 81
Part II
Item 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (cont.)

The following table reflects interest rate sensitivity as of June 30, 1997 with dollar references in thousands.

                ASSET AND LIABILITY MATURITY/REPRICING SCHEDULE


                        Within   Four to     One to    Over
                        Three    Twelve      Three     Three
                        Months   Months      Years     Years    Total
                        ------   ------      -----     -----    -----
     ASSETS

Short Term Investments $    -0- $    -0-  $    -0-  $    -0-   $    -0-
Securities                2,385    6,060    10,706    12,551     31,702
Loans                    75,117   55,194    32,949    37,564    200,824
                       -----------------------------------------------
TOTAL EARNING ASSETS     77,502   61,254    43,655    50,115    232,526
                       ------------------------------------------------


     LIABILITIES

Savings, NOW & Money
  Market Deposits        68,977      -0-       -0-       -0-     68,977
CDs Less Than $100,000   20,106   18,548    34,003    12,949     85,606
CDs Over $100,000        10,352    1,657     8,595     2,757     23,361
Short-term Borrowings    11,985      -0-       -0-       -0-     11,985
Other Borrowings            148    1,368     3,858     2,465      7,839
                        ------------------------------------------------

TOTAL INTEREST BEARING
  LIABILITIES           111,568   21,573    46,456    18,171    197,768
                       ------------------------------------------------

PERIOD GAP (RSA-RSL)   $(34,066)$ 39,681  $ (2,801) $ 31,944   $ 34,758

 Percent of Total Assets( 13.53)%  15.76%    (1.11)%   12.69%     13.81%
                        ================================================

CUMULATIVE GAP         $(34,066)$  5,615  $  2,814  $ 34,758

 Percent of Total Assets( 13.53)%   2.23%     1.12%    13.81%
                         =====================================











                                                           Page 39 of 81
Part II
Item 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (cont.)

The condensed GAP report (on the previous page) summarizes the Bank's interest rate sensitivity. Management projects that rates will remain relatively level during the first quarter of the next fiscal year and then expect a minor upward movement the remainder of the 1998 fiscal year. Should these projections be realized, a significant effect on earnings is not anticipated. Interest rates decreased slightly during fiscal 1997. With the decrease of rates, being negatively gapped has been an advantage to the Bank. Interest bearing liabilities have repriced more quickly, at lower rates, than have interest earning assets; resulting in an increase in the net interest margin. Management does believe that many of the deposit accounts and dollars are true core deposits, and as such will not react significantly to changes in interest rates. This will lessen the effect of interest rate changes. The Bank continues to position itself to be as flexible as possible in both earning assets and interest bearing liabilities by offering variable rate loan and deposit instruments. Although rate sensitivity gaps constantly change as funds are acquired and invested, the Bancorp's cumulative gaps at all intervals are viewed by management to be a relatively low percentage of total assets.


IMPACT OF ACCOUNTING ISSUES

Financial Accounting Standard No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", was issued by the Financial Accounting Standards Board in 1996. It revised the accounting for transfers of financial assets, such as loans and securities, and for distinguishing between sales and secured borrowings. It is effective prospectively for some transactions occurring after December 31, 1996 and others in 1998. The impact of partial adoption closing 1997 was not significant. Management does not expect that full adoption of the Standard in 1998 will significantly impact the Bancorp's financial position or results of operations.





















                                                           Page 40 of 81

Part II
Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A derivative financial instrument includes futures, forwards, interest rate swaps, option contracts, and other financial instruments with similar characteristics. The Bancorp currently does not enter into futures, forwards, swaps, or options. However, the Bancorp is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by the Bancorp. Standby letters of credit are conditional commitments issued by the Bancorp to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions.

Commitments to extend credit and standby letters of credit are not recorded as an asset or liability by the Bancorp until the instrument is exercised.

The Bank's exposure to market risk is reviewed on a regular basis by the Asset/Liability Committee. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximize income. Management realizes certain risks are inherent and that the goal is to identify and minimize the risks. Tools used by management include the standard GAP report and a recently instituted interest rate shock simulation report. The Bank has no market risk sensitive instruments held for trading purposes. It appears the Bank's market risk is reasonable at this time. The condensed GAP report summarizing the Banks's interest rate sensitivity is as follows:



















                                                           Page 41 of 81

Part II
Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          (cont.)

TABLE OF MARKET RISK SENSITIVE INSTRUMENTS

The following table presents (dollars in thousands) the scheduled maturity of market risk sensitive instruments at June 30, 1997:

Maturing in:    Year 1   Year 2   Year 3   Years   Beyond     Total
                                            4-5
   ASSETS
Securities    $  9,457 $  8,534 $  2,172 $  5,451 $  6,088   $ 31,702
Loans          131,507   19,321   13,628   13,314   23,054    200,824
              -------- -------- -------- -------- --------   --------
 Total         140,964   27,855   15,800   18,765   29,142    232,526
              ======== ======== ======== ======== ========   ========

 LIABILITIES
Savings, NOW
 and Money
 Market Dep.    68,977
CD's            50,663   37,728    4,870   15,676       30    108,967
Short-term
 Borrowings     11,985      -0-      -0-      -0-       -0-    11,985
Long-term
 Borrowings      1,181    2,932      835    2,238       653     7,839
              -------- -------- -------- --------  --------  --------
 Total         132,806   40,660    5,705   17,914       683   197,768
              ======== ======== ======== ========  ========  ========




               Total    Average Interest Rate      Estimated Fair Value


   ASSETS
Securities    $  31,702            6.67%                  $  31,847
Loans           200,824            9.48                     196,220



 LIABILITIES
Savings, now
 and Money
 Market Dep.     68,977            2.86                      68,977
CD's            108,967            5.68                     108,881
Short-term
 Borrowings      11,985            4.95                      11,985
Long-term
 Borrowings       7,839            5.54                       7,755






                                                           Page 42 of 81
Part II
Item 8 - FINANCIAL STATEMENTS AND
         SUPPLEMENTARY DATA - REPORT
         OF INDEPENDENT AUDITORS


REPORT OF INDEPENDENT AUDITORS




Board of Directors and Shareholders
The Farmers Bancorp
Frankfort, Indiana


We have audited the consolidated balance sheets of The Farmers Bancorp as of June 30, 1997 and 1996 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Farmers Bancorp as of June 30, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1997 in conformity with generally accepted accounting principles.




     Crowe, Chizek and Company LLP

Indianapolis, Indiana
July 11, 1997










                                                           Page 43 of 81
                              CONSOLIDATED BALANCE SHEETS
                                June 30, 1997 and 1996
                             (Dollar amounts in thousands)


                                                      1997         1996

ASSETS
Cash and due from banks (Note 12)               $    7,591   $    9,889
Available-for-sale securities (Note 2)              11,374       18,610
Held-to-maturity securities (Note 2)
  (Market values of $ 20,473 and $ 23,535)          20,328       23,654
Loans held for sale                                      -          492
Total loans (Note 3)                               200,824      173,556
   Less allowance for loan losses (Note 4)          (3,232)      (2,741)
                                                   --------     --------
     Loans, net                                    197,592      170,815
Premises and equipment - net (Note 5)                5,325        4,641
Restricted stock, at cost                            1,013          771
Accrued income and other assets (Note 9)             8,521        8,172
                                                   --------     --------
                                                $  251,744   $  237,044
                                                   ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
    Non-interest-bearing deposits               $   24,663   $   22,115
    Interest-bearing deposits (Note 6)             177,944      169,373
                                                   --------     --------
      Total deposits                               202,607      191,488
    Short-term borrowings (Note 7)                  11,985       12,752
    Other borrowings (Note 8)                        7,839        6,259
    Accrued expenses and other liabilities           3,837        2,418
                                                   --------     --------
                                                   226,268      212,917

Commitments (Note 12)

Shareholders' equity
   Common stock, (no par value - 2,400,000 shares
    authorized, 1,154,116 shares issued
    and outstanding)                                 2,885        2,885
   Additional paid-in capital                        5,101        5,101
   Retained earnings                                17,501       16,235
   Unrealized depreciation on
    available-for-sale securities, net of tax
    benefit of $7 and $62                             (11)          (94)
                                                  ---------     --------
                                                    25,476       24,127

                                                $  251,744   $  237,044
                                                  =========    =========







                                                           Page 44 of 81
                         CONSOLIDATED STATEMENTS OF INCOME
                      Years ended June 30, 1997, 1996 and 1995
                 (Dollar amounts in thousands, except per share data)

                                           1997        1996        1995

Interest income
  Loans, including related fees        $  17,605   $  14,792   $  13,289
  Federal funds sold and short-term
   money market investments                  114         709         308
  Securities
   Taxable                                 1,892       2,076       2,508
   Tax exempt                                451         534         553
                                        --------    --------    --------
                                          20,062      18,111      16,658
Interest expense
  Deposits                                 7,769       7,469       6,623
  Short-term borrowings                      450         487         346
  Other borrowings                           452         297         256
                                        --------    --------    --------
                                           8,671       8,253       7,225
                                        --------    --------    --------
Net interest income                       11,391       9,858       9,433
Provision for loan losses (Note 4)           570         480         218
                                        --------    --------    --------
Net interest income after  provision for
  loan losses                             10,821       9,378       9,215
Other operating income
  Trust fees                                 315         273         244
  Service charge income                      792         726         676
  Mortgage banking revenue                   139         110          83
  Other                                      593         377         465
                                         -------     -------     -------
                                           1,839       1,486       1,468
Other operating expenses
  Salaries and employee benefits (Note 9)  3,866       3,822       3,511
  Occupancy - net                            592         602         551
  Equipment                                  657         581         569
  Data processing                            402         345         458
  FDIC assessment                             12           9         384
  Other                                    1,726       1,813       1,596
                                         -------     -------     -------
                                           7,255       7,172       7,069
                                         -------     -------     -------
Income before income taxes                 5,405       3,692       3,614
Less income taxes (Note 10)                1,946       1,276       1,189
                                         -------     -------     -------
Net income                             $   3,459   $   2,416   $   2,425
                                         =======     =======     =======
Per share data (Note 11):
  Net income per share                 $    3.00   $    2.09   $    2.10
                                         =======     =======     =======






                                                           Page 45 of 81
            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS  EQUITY
                  Years ended June 30, 1997, 1996 and 1995
              (Dollar amounts in thousands, except per share data)


                                                         Net
                                                      Unrealized
                                                     Appreciation/
                                                    (Depreciation)
                               Additional             on Available-
                       Common   Paid-in   Retained      for-Sale
                        Stock    Capital   Earnings    Securities  Total


Balance, July 1, 1994  $ 2,885  $ 5,101  $  13,205     $  -   $  21,191

Implementation of
  Financial Accounting
  Standard No. 115           -       -          -         34         34
Net income                   -       -       2,425        -       2,425
Cash dividends ($.76 per
  share)                     -       -        (877)       -        (877)
Change in net unrealized
 appreciation/(depreciation) -       -          -         48         48
                        -------  ------   --------     -----    -------
Balance, June 30, 1995   2,885    5,101     14,753        82     22,821

Net income                   -        -      2,416         -      2,416
Cash dividends ($.81 per
  share)                     -        -       (934)        -       (934)
Change in net unrealized
 appreciation/(depreciation) -        -          -      (176)      (176)
                        ------   ------    -------     -----     ------
Balance, June 30, 1996   2,885    5,101     16,235       (94)    24,127

Net income                   -        -      3,459         -      3,459
Cash dividends ($ 1.90 per
  share)                     -        -     (2,193)        -     (2,193)
Change in net unrealized
 appreciation/(depreciation) -        -          -        83         83
                        ------   ------     ------      ----     ------
Balance, June 30, 1997 $ 2,885  $ 5,101   $ 17,501    $  (11)  $ 25,476
                       =======  =======   ========    ======   ========















                                                           Page 46 of 81
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Years ended June 30, 1997, 1996 and 1995
                           (Dollar amounts in thousands)

                                             1997       1996      1995

Cash flows from operating activities
Net income                               $  3,459   $  2,416   $  2,425
Adjustments to reconcile net income to
 net cash from operating activities
  Depreciation                                580        515        477
  Provision for loan losses                   570        480        218
  Net premium amortization on
   securities                                  55         72        109
  Proceeds from sales of loans             11,974     11,893      3,683
  Gain on sale of loans                       (52)       (36)       (20)
  Loans originated for sale               (11,430)   (11,486)    (3,548)
  Write-off of building                         -        181          -
  Deferred taxes                             (212)       (94)        64
  Change in assets and liabilities
   Income taxes payable                       (20)       (41)        49
   Interest receivable                        (25)      (216)        83
   Interest payable                            57        127        282
   Other assets                              (123)      (146)      (186)
   Other liabilities                        1,362        498         32
                                          -------    -------    -------
    Net cash from operating activities      6,195      4,163      3,668

Cash flows from investing activities
 Proceeds from maturities and principal
  repayments on available-for-sale
  securities                                7,357      5,063      8,221
 Purchase of available-for-sale securities      -     (7,461)    (3,620)
 Proceeds from maturities and principal
  repayments on held-to-maturity securities 3,458     11,461      8,389
 Purchase of held-to-maturity  securities    (170)   (11,346)    (3,108)
 Loans made to customers, net of
  principal collections thereon           (27,347)   (17,867)    (9,526)
 Net change in interest-bearing balances
  with financial institutions                   -          -      1,100
 Purchase of life insurance policies          (24)      (243)      (142)
 Property and equipment expenditures       (1,264)    (1,012)       (45)
 Purchase of restricted stock                (242)      (100)       (16)
                                          -------    -------    -------
    Net cash from investing activities    (18,232)   (21,505)     1,253













                                                           Page 47 of 81
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                         Years ended June 30, 1997, 1996 and 1995
                             (Dollar amounts in thousands)


                                             1997       1996      1995

Cash flows from financing activities
 Net increase/(decrease) in deposits     $ 11,119   $ 15,935   $  6,097
 Net increase/(decrease) in
  short-term borrowings                      (767)    (7,940)      (499)
 Proceeds from other borrowings             3,835      2,875      1,528
 Repayment of other borrowings             (2,255)    (1,790)      (243)
 Dividends paid                            (2,193)      (934)      (877)
                                          -------    -------    -------
  Net cash from financing
   activities                               9,739      8,146      6,006
                                          -------    -------    -------
Net change in cash and due from banks      (2,298)    (9,196)    10,927

Cash and due from banks at beginning
 of year                                    9,889     19,085      8,158
                                          -------    -------    -------
Cash and due from banks at end of
 year                                    $  7,591   $  9,889   $ 19,085
                                          =======    =======    =======

Supplemental disclosures of cash flow information

  Cash paid during the year for
   Interest                              $  8,614   $  8,126   $  6,943
   Income taxes                             2,178      1,411      1,076

  Noncash investing activities
   Transfer from held-to-maturity  securities
    to available-for-sale securities            -      5,011     16,739
    Capital lease obligation                    -          -        814





















                                                           Page 48 of 81

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 1997, 1996, AND 1995

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

Use of Estimates: Management must make estimates and assumptions in preparing financial statements that affect the amounts reported therein and the disclosures provided. These estimates and assumptions may change in the future, and future results could differ. Significant areas involving the use of management s estimates and assumptions that are more susceptible to change in the near term include the allowance for loan losses, the fair values of certain securities and other financial instruments, the determination and carrying value of impaired loans and the carrying value of loans held for sale.

Securities: The Bancorp classifies its securities as held-to-maturity or available-for-sale. Held-to-maturity securities are those which the Bancorp has the intent and ability to hold until maturity. These are reported at amortized cost. Available-for-sale securities are those which management may decide to sell, if needed, for liquidity, asset-liability management, or other reasons. Available-for-sale securities are reported at fair value with unrealized appreciation or depreciation included as a separate component of shareholders equity, net of tax.

Realized gains or losses are determined based on the amortized cost of the specific security sold. Interest and dividend income, adjusted for the amortization of purchase premiums or discounts, is included in earnings.

Loans Held for Sale: The Bank originates certain fixed rate residential real estate loans for sale in the secondary market. Loans held for sale are carried at the lower of cost or aggregate market value. At June 30, 1996, the market value of these loans exceeded their cost. There were no loans held for sale at June 30, 1997.

Mortgage banking revenue on the statement of income consists of gains and losses realized when loans are sold, unrealized gains and losses related to loans held for sale and service fee revenue earned after loans are sold.




                                                           Page 49 of 81

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 1997, 1996, AND 1995


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interest Income on Loans: Interest on loans is accrued over the term of the loans based on the principal outstanding. Loans are placed on non-accrual status when the collection of interest becomes doubtful. Loan fees, net of certain direct loan origination costs, are deferred and recognized into interest income over the term of the loan using the level yield method.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required based on past loan loss experience, known and inherent risks in the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management s judgment, should be charged-off.

Loan impairment is reported when full payment under the loan terms is not expected. Impairment is evaluated collectively for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan s existing rate.

In general, loans classified as doubtful or loss are considered impaired while loans classified as substandard are individually evaluated for impairment. Depending on the relative size of the credit relationship, late or insufficient payments of 30 to 90 days will cause management to re-evaluate the credit under its normal evaluation procedures.

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

Other Real Estate: Real estate acquired through foreclosure is carried at the lower of cost (fair value at date of foreclosure) or fair value less estimated cost to sell. If it is later determined that the total capitalized cost of the property cannot be recovered through its sale or use, the loss is immediately recognized by a charge to income and the creation of a reserve. Expenses incurred in carrying other real estate are charged to operations as incurred.
                                                           Page 50 of 81

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 1997, 1996, AND 1995

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Fair Values of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed separately. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. The fair value estimates of existing on- and off-balance sheet financial instruments does not include the value of anticipated future business or the values of assets and liabilities not considered financial instruments.

Financial Statement Presentation: Certain items in the 1996 and 1995 financial statements have been reclassified to correspond with the 1997 presentation. These reclassifications had no effect on shareholders' equity or the results of operations.




















                                                           Page 51 of 81

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 1997, 1996, AND 1995

NOTE 2 - SECURITIES

The amortized cost and fair value of available-for-sale securities were as follows at June 30, 1997:

                                             Gross       Gross
                               Amortized   Unrealized  Unrealized  Fair
                                 Cost         Gains      Losses    Value

U.S. Government agencies
 and corporations             $   4,495    $     16   $   (20)  $  4,491
States and political
 subdivisions                       575           -         -        575
Corporate obligations             3,503           3       (11)     3,495
Mortgage-backed securities
 issued by U.S. Government
 agencies                         2,668          13       (19)     2,662
Other asset-backed
 securities                         151           -         -        151
                               --------    --------     -------- -------
                              $  11,392    $     32   $   (50)  $ 11,374
                               ========    ========     ======== =======

The following table presents the amortized cost and fair value of available-for-sale securities at June 30, 1997, by contractual maturity. Actual maturities may differ from contractual maturities because issuers may have the right to call or repay obligations with or without call or prepayment penalties.

                                                Amortized        Fair
                                                   Cost          Value

Due in one year                                  $  3,004     $  3,014
Due after one year through five years               4,494        4,469
Due after five years through ten years                360          360
Due after ten years                                   715          718
Mortgage-backed securities issued by
 U.S. Government agencies                           2,668        2,662
Other asset-backed securities                         151          151
                                                 --------     --------
                                                 $ 11,392     $ 11,374
                                                 ========     ========













                                                             Page 52 of 81
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 1997, 1996, AND 1995

NOTE 2 - SECURITIES (Continued)

The amortized cost and fair value of available-for-sale securities were as follows at June 30, 1996:
                                             Gross       Gross
                               Amortized   Unrealized  Unrealized  Fair
                                 Cost         Gains      Losses    Value


U.S. Government agencies
 and corporations             $   8,993    $     50   $   (91)  $  8,952
States and political
 subdivisions                       630           -         -        630
Corporate obligations             4,011           4       (55)     3,960
Mortgage-backed securities
 issued by U.S. Government
 agencies                         4,314           5       (68)     4,251
Other asset-backed
 securities                         818           -        (1)       817
                               --------    --------   --------  --------
                              $  18,766   $      59   $  (215)  $ 18,610
                               ========    ========   ========  ========

The amortized cost and fair value of held-to-maturity securities were as follows at June 30, 1997:

                                             Gross       Gross
                               Amortized   Unrealized  Unrealized  Fair
                                 Cost         Gains      Losses    Value

U.S. Government agencies and
 corporations                 $   8,000    $     35   $   (35)  $  8,000
States and political subdivisions 6,901         127        (7)     7,021
Mortgage-backed securities
 issued by U.S. Government
 agencies                         5,427          46       (21)     5,452
                               --------    --------   -------   --------
                              $  20,328    $    208   $   (63)  $ 20,473
                               ========    ========   =======   ========

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 1997, 1996, AND 1995

NOTE 2 - SECURITIES (Continued)

The following table presents the amortized cost and fair value of held-to-maturity securities at June 30, 1997, by contractual maturity.
Actual maturities may differ from contractual maturities because issuers may have the right to call or repay obligations with or without call or prepayment penalties.

                                           Amortized         Fair
                                             Cost            Value

Due in one year                            $   390         $   393
Due after one year through five years       10,048          10,133
Due after five years through ten years       4,293           4,325
Due after ten years                            170             170
Mortgage-backed securities issued by
 U.S. Government agencies                    5,427           5,452
                                           -------         -------
                                           $20,328         $20,473
                                           =======         =======

The amortized cost and fair value of held-to-maturity securities were as follows at June 30, 1996:

                                            Gross       Gross
                               Amortized   Unrealized  Unrealized  Fair
                                 Cost         Gains      Losses    Value

U.S. Government agencies and
 corporations                 $   7,987    $     17   $  (157)  $  7,847
States and political subdivisions 9,548         129       (48)     9,629
Mortgage-backed securities
 issued by U.S. Government
 agencies                         6,119          42      (102)     6,059
                               --------    --------   -------   --------
                              $  23,654    $    188   $  (307)  $ 23,535
                               ========    ========   =======   ========

No securities were sold during 1997, 1996 or 1995.

Securities with an amortized cost of $ 16,658 and $14,183 at June 30, 1997 and 1996, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes required or permitted by law.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 1997, 1996, AND 1995

NOTE 3 - LOANS

Loans as presented on the balance sheet are comprised of the following:

                                                       1997        1996

    Commercial loans                              $  104,702  $   90,824
    Real estate loans                                 51,271      49,684
    Installment loans                                 43,807      32,140
    Lease financing                                    1,044         908
                                                  ----------  ----------
                                                  $  200,824  $  173,556
                                                  ==========  ==========


Total loans at June 30, 1997 and 1996 include approximately $ 44,385 and $41,126, respectively, of loans to farmers or businesses related to the agricultural industry.

The Bank services mortgage loans sold to the Federal Home Loan Mortgage Corporation. These loans are not included in the above balances and totaled approximately $ 37,566 and $29,309 at June 30, 1997 and 1996, respectively.


NOTE 4 - ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is as follows:

                                              1997      1996      1995

    Beginning balance                      $  2,741  $  2,348  $  2,478
    Provision charged to operations             570       480       218
    Loans charged off                          (316)     (547)     (735)
    Recoveries                                  237       460       387
                                           --------  --------  --------

    Ending balance                         $  3,232  $  2,741  $  2,348
                                           ========  ========  ========

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 1997, 1996, AND 1995

NOTE 4 - ALLOWANCE FOR LOAN LOSSES (Continued)

Information regarding impaired loans is as follows:

                                                          1997     1996

Average investment in impaired loans during the year    $ 1,160  $ 1,233
                                                        =======  =======
Interest income recognized on impaired loans including
 interest income recognized on cash basis of $3 and $1  $    15  $     1
                                                        =======  =======
Balance of impaired loans at June 30:                   $ 1,300  $ 1,061
Less portion for which no allowance for loan losses
 is allocated                                               780      612
                                                        -------  -------
Portion of impaired loan balance for which an
 allowance for loan losses is allocated                 $   520  $   449
                                                        =======  =======
Portion of allowance for loan losses allocated to
 the impaired loan balance                              $   125  $   125
                                                        =======  =======

NOTE 5 - PREMISES AND EQUIPMENT - NET

A summary of premises and equipment by major category follows:


                                                     1997     1996

   Land                                           $  1,011 $  1,011
   Buildings and improvements                        5,375    4,973
   Furniture and equipment                           4,012    3,336
                                                  -------- --------
                                                    10,398    9,320
   Accumulated depreciation                         (5,073)  (4,679)
                                                  -------- --------
                                                  $  5,325 $  4,641
                                                  ======== ========


NOTE 6 - DEPOSITS

Time deposits issued in denominations of $100 or greater totaled
$ 23,361 and $20,250 at June 30, 1997 and 1996, respectively. Interest expense on such deposits for 1997, 1996 and 1995 was $1,252, $941 and $673, respectively.









                                                             Page 56 of 81
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 1997, 1996, AND 1995

NOTE 6 - DEPOSITS (Continued)

At June 30, 1997, the scheduled maturities of time deposits are as follows:

Years Ended June 30,

    1998                            $  37,816
    1999                               37,728
    2000                                5,204
    2001                                4,847
    2002                               10,859
Thereafter                                  -
                                    ---------
                                    $  96,454
                                    =========

NOTE 7 - SHORT-TERM BORROWINGS

Short-term borrowings at June 30, 1997 consist of $2,900 from the Federal Reserve Bank, through its seasonal line of credit program, and $9,085 of retail repurchase agreements. At June 30, 1996, short-term borrowings consisted solely of retail repurchase agreements. Essentially, repurchase agreements are borrowings from customers that are collateralized by a pledge of U.S. Government or agency securities. Bancorp retains possession of and control over such securities. Information regarding repurchase agreements for the years ended June 30, 1997 and 1996 is presented below:

                                               1997             1996

Average balance during the year            $  10,660        $  11,100
Average rate paid during the year               4.02%            4.38%
Maximum month end balance during the year  $  12,752           14,407


NOTE 8 - OTHER BORROWINGS

Other borrowings consist of the following at June 30:

                                               1997             1996

  Federal Home Loan Bank (FHLB) advances   $   7,477        $   5,735
  Capital lease obligation                       362              524
                                           ---------        ---------
    Total                                  $   7,839        $   6,259
                                           =========        =========








                                                           Page 57 of 81

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 1997, 1996, AND 1995

NOTE 8 - OTHER BORROWINGS (Continued)

FHLB advances are secured by a blanket pledge of the Bank s mortgage loans and other assets and require monthly interest payments and periodic principal reductions. The following advances are outstanding at June 30, 1997:

      Maturity Date       Interest Rate               Balance

    October 6, 1997            5.38%               $     550
    January 13, 1998           5.90                      450
    February 1, 1999           5.28                    1,200
    February 16, 1999          5.38                    1,551
    August 23, 1999            6.13                      835
    September 15, 2000         5.12                      238
    November 20, 2001          5.92                    2,000
    June 15, 2006              7.09                      653
                                                    --------

                                                   $   7,477
                                                    ========

Required annual principal payments for those advances outstanding at June 30, 1997 are as follows:

          Year ending June 30,

                 1998                              $   1,144
                 1999                                  2,745
                 2000                                    912
                 2001                                     84
                 2002                                  2,019
                 After 2002                              573
                                                    --------
                                                   $   7,477
                                                    ========

Generally, penalties, based on market rates at the time of prepayment, will be assessed if advances are prepaid. However, certain advances may be prepaid at specified times without penalty.

The capital lease obligation relates to EDP equipment. The term of the lease is sixty months and it expires in 1999. The gross amount of this asset is $814 and accumulated depreciation was $409 at June 30, 1997. Annual payments are $196 with aggregate remaining payments of $391 at June 30, 1997. The obligation reflected on the balance sheet at June 30, 1997 represents the aggregate amount payable less $29 of imputed interest.







                                                           Page 58 of 81
NOTE 9 - BENEFIT PLANS

The Bank has a non-contributory defined benefit pension plan which covers a majority of its employees. The Bank's funding policy is to contribute the amount allowable as a deduction under the Internal Revenue Code. The following sets forth the Plan's funded status and amounts recognized in the Bancorp's balance sheet and income statement:

As of June 30:                                 1997              1996

  Accumulated benefit obligation           $    4,025        $    3,746
                                           ==========        ==========
  Vested benefit obligation                $    3,727        $    3,403
                                           ==========        ==========
  Plan assets at fair value                $    4,937        $    4,582
  Projected benefit obligation for service
   rendered to date                            (4,762)           (4,421)
  Unrecognized prior service gain                 (75)              (85)
  Unrecognized loss                               273               460
  Unrecognized transition asset                  (109)             (134)
                                           ----------        ----------
     Prepaid pension cost                  $      264        $      402
                                           ==========        ==========


For the year ended June 30:               1997        1996         1995

  Net pension expense included
   the following:

    Service cost for the year           $  203      $  197       $  195
    Interest cost on projected benefit
     obligation                            310         300          277
    Actual return on plan assets          (625)       (334)        (260)
    Net amortization and deferral          250         (32)         (87)
                                        ------      ------       ------
       Net pension expense              $  138      $  131       $  125
                                        ======      ======       ======




















                                                           Page 59 of 81

NOTE 9 - BENEFIT PLANS (Continued)

Significant actuarial assumptions which affect the Plan's obligations and funding requirements are as follows:

                                                1997      1996     1995

  Weighted average discount rate                7.00%     7.00%    7.00%
  Increase in annual compensation               5.00      5.00     5.00
  Long-term rate of return on Plan assets       7.50      7.50     7.50

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

The Bank also maintains a 401(k) plan for the benefit of eligible employees. Employer contributions include discretionary contributions and the matching of a portion of employee contributions. Expense recognized for this plan was $36, $27 and $26 for 1997, 1996 and 1995, respectively.

The Bank maintains a deferred compensation plan for the benefit of certain directors, executive officers and independent contractors. In return for relinquishing the right to a portion of their current compensation, the Bank agrees to pay participants a retirement benefit, in the form of a monthly payment for up to 180 months. The liability accrued at June 30, 1997 and 1996 was $1,008 and $821, respectively and the expense recognized during 1997, 1996 and 1995 was $228, $310 and $211, respectively.

The Bank also maintains a death benefit plan for the benefit of officers. Under the plan, if the participant dies prior to retirement, the Bank agrees to pay a specified death benefit to designated beneficiaries.

In conjunction with the deferred compensation and death benefit plans, the Bank purchased life insurance on the participants. The cash surrender value of such insurance at June 30, 1997 and 1996 was $4,774 and $4,510, respectively, and is included in "accrued income and other assets" on the Bancorp's consolidated balance sheets.













                                                           Page 60 of 81
NOTE 10 - INCOME TAXES

Income taxes consist of the following components:

                                           1997     1996     1995
Income tax expense/(benefit)
  Current                              $  2,158  $  1,370  $  1,125
  Deferred                                 (212)      (94)       64
                                       --------  --------  --------
                                       $  1,946  $  1,276  $  1,189
                                       ========  ========  ========

The following is a reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate of 34% to income before income taxes:

                                           1997     1996     1995
Statutory rate applied to income
 before income taxes                   $  1,838  $  1,255  $  1,229
Add (deduct) tax effect of
  Tax exempt interest income               (141)     (175)     (192)
  State income tax (net of
   federal tax benefit)                     305       212       200
  Other, net                                (56)      (16)      (48)
                                       --------  --------  --------
                                       $  1,946  $  1,276  $  1,189
                                       ========  ========  ========

The net deferred tax asset reflected in the June 30, 1997 and 1996 consolidated balance sheets is comprised of the following components:

                                                    1997     1996
Deferred tax assets from:
  Provision for loan losses                      $  1,004  $    784
  Deferred compensation plans                         399       325
  Available-for-sale securities                         7        62
  Other                                                38       103
                                                 --------  --------
                                                    1,448     1,274
Deferred tax liabilities for:
  Depreciation                                       (524)     (509)
  Pension plan                                       (105)     (158)
  Deferred loan fees/costs                           (101)      (64)
  Other                                               (56)      (38)
                                                 --------  --------
                                                     (786)     (769)

  Valuation allowance for deferred tax assets           -         -
                                                 $    662  $    505
                                                 ========  ========








                                                           Page 61 of 81
NOTE 11 - PER SHARE DATA

On October 14, 1996, the Board approved a 2-for-1 stock split effective October 28, 1996. All per share data has been restated to give retroactive effect to that stock split.

Earnings per common share have been computed based on the weighted average number of shares outstanding during the years presented. The number of shares used in the computation was 1,154,116 for all years presented.


NOTE 12 - COMMITMENTS AND OFF-BALANCE-SHEET ITEMS

The Bank has operating leases covering certain of its properties.
Expense for leased premises was $66 for 1997, $64 for 1996 and $56 for 1995. Minimum lease payments at June 30, 1997 for all non-cancelable leases are as follows:

      1998                                 $     64
      1999                                       22
      2000                                       16
      2001                                       17
      2002                                       18
      Thereafter                                 57
                                           --------
                                           $    194
                                           ========

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




















                                                           Page 62 of 81
NOTE 12 - COMMITMENTS AND OFF-BALANCE-SHEET ITEMS (Continued)

At June 30, 1997 and 1996, these financial instruments are summarized as follows:

                                                       1997        1996
Financial instruments which contract amount
 represents credit risk:
  Unused commercial lines of credit                $  20,907   $  15,732
  Unused revolving lines of credit                    13,924      11,503
  Commitments to make loans                            3,959       7,289
  Stand by letters of credit                           1,506         381

The unused revolving and commercial lines of credit are predominantly variable rate agreements. The commitments are agreements to lend to a customer, provided they accept the terms and conditions offered by the Bank. These commitments are generally extended for terms of up to 60 days and, in many cases, allow the customer to select from one of several financing options offered. At June 30, 1997, these commitments included $467 of fixed-rate loan commitments at rates ranging from 7.50% to 10.00%. Since many commitments to make loans expire without being used, the amount does not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management s credit evaluation of the borrower, and may include accounts receivable, inventory, property, land and other items.

At June 30, 1997 and 1996, the Bank was required to have $2,033 and $2,299 on deposit with the Federal Reserve or as cash on hand as reserve. These reserves do not earn interest.

The Bancorp is also subject to claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of the Bancorp.


NOTE 13 - CAPITAL REQUIREMENTS

The Bancorp and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. These guidelines and the regulatory framework for prompt corrective action involve quantitative measures of capital, assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices as well as qualitative judgments by the regulators about components, risk weightings, and other factors.









                                                           Page 63 of 81
NOTE 13 - CAPITAL REQUIREMENTS (Continued)

Compliance with these regulations can limit dividends paid by either entity. Both entities must comply with regulations that establish minimum levels of capital adequacy. The Bank must also comply with capital requirements promulgated by the FDIC under its "prompt corrective action" rules. The Bank s deposit insurance assessment rate is based, in part, on these measurements. At June 30, 1997, the Bank s capital levels result in it being designated "well capitalized" under these guidelines.

The Bancorp consolidated and the Bank s (Bank only) capital amounts and ratios at June 30, 1997 are presented below:

                                                        Minimum Required
                                                           To Be Well
                                Minimum Required           Capitalized
                                  For Capital    Under Prompt Corrective
                     Actual      Adequacy Purposes    Action Regulations
                   Amount  Ratio    Amount  Ratio       Amount   Ratio

Total Capital (to Risk
 Weighted Assets)
  Consolidated   $ 28,099  13.4%   $ 16,722  8.0%     $ 20,903   10.0%
  Bank           $ 28,046  13.4%   $ 16,717  8.0%     $ 20,896   10.0%

Tier I Capital (to Risk
 Weighted Assets)
  Consolidated   $ 25,487  12.2%   $  8,361  4.0%     $ 12,542    6.0%
  Bank           $ 25,434  12.2%   $  8,358  4.0%     $ 12,537    6.0%

Tier I Capital (to
 Average Assets)
  Consolidated   $ 25,487  10.3%   $  9,935  4.0%     $ 12,419    5.0%
  Bank           $ 25,434  10.2%   $  9,932  4.0%     $ 12,415    5.0%























                                                           Page 64 of 81
NOTE 14 - RELATED PARTY TRANSACTIONS

Certain of the Bancorp's directors and executive officers were loan customers of the Bank. A schedule of the aggregate activity in such loans, when total customer borrowings exceed $60, follows:

   Balance July 1, 1996                    $   1,493
   New loans and draws                           673
   Loan reductions and principal payments       (595)
                                           ---------
   Balance June 30, 1997                   $   1,571
                                           =========


NOTE 15 - DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table shows the estimated fair value of financial instruments and their related carrying value at June 30, 1997 and 1996. Items which are not financial instruments are not included.

                                     1997                    1996
                           Carrying                 Carrying
                            Amount      Fair Value   Amount   Fair Value

Financial assets
 Cash and due from banks $   7,591      $   7,591  $   9,889  $   9,889
 Securities                 31,702         31,847     42,264     42,145
 Net loans                 197,592        196,220    171,307    168,008
Financial liabilities
 Deposits                 (202,607)      (202,521)  (191,488)  (191,275)
 Short-term borrowings     (11,985)       (11,985)   (12,752)   (12,752)
 Other borrowings           (7,839)        (7,755)    (6,259)    (6,171)

Off-balance-sheet financial
 instruments
  Loan commitments and
   letters of credit           -0-            -0-        -0-        -0-





















                                                           Page 65 of 81
NOTE 15 - DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
(Continued)

The following methods and assumptions were used to estimate the fair value of each class of financial instruments at June 30, 1997 and 1996:

Cash and Due from Banks: The carrying amount is a reasonable estimate of the fair value of cash and short-term investments.

Securities: For securities, fair value equals quoted market value for the individual securities. If a quoted market price is not available, fair value is estimated using quoted market prices for similar instruments.

Net Loans: The fair value of loans is estimated by discounting projected future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings for similar remaining maturities.

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





















                                                           Page 66 of 81
NOTE 16 - PARENT COMPANY STATEMENTS

Presented below are condensed balance sheets, statements of income and statements of cash flows for the parent company:

                            CONDENSED BALANCE SHEETS

                                                        June 30,
                                                    1997       1996
ASSETS
  Cash on deposit with subsidiary               $      44   $      21
  Investment in Bank subsidiary                    25,423      24,095
  Other assets                                      1,179          23
                                                ---------   ---------
                                                $  26,646   $  24,139
                                                =========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Total liabilities                             $   1,170   $      12
  Total shareholders' equity                       25,476      24,127
                                                ---------   ---------
                                                $  26,646   $  24,139
                                                =========   =========

                        CONDENSED STATEMENTS OF INCOME

Years ended June 30:                    1997         1996        1995

Operating income
 Dividends from Bank subsidiary      $  2,218   $     960   $     877
 Interest income                           18          15           1
                                     --------   ---------   ---------
                                        2,236         975         878

Operating expense                          24          45          34
                                     --------   ---------   ---------
Income before income tax and equity
 in undistributed income of subsidiary  2,212         930         844

Income tax benefit                         (2)        (11)        (13)
                                     --------   ---------   ---------

Income before equity in undistributed
 income of subsidiary                   2,214         941         857

Equity in undistributed income
 of subsidiary                          1,245       1,475       1,568
                                     --------   ---------   ---------
Net income                          $   3,459   $   2,416   $   2,425
                                    =========   =========   =========








                                                           Page 67 of 81
NOTE 16 - PARENT COMPANY STATEMENTS (Continued)

                      CONDENSED STATEMENTS OF CASH FLOWS

Years ended June 30:                     1997        1996         1995

Cash flows from operating activities
 Net income                          $   3,459   $   2,416   $   2,425
 Adjustments to reconcile net
  income to net cash from
  operating activities
    Equity in undistributed
     income of subsidiary              (1,245)      (1,475)     (1,568)
    Change in other assets             (1,156)         (12)         (1)
    Change in other liabilities         1,158            8           -
                                     --------    ---------    --------
     Net cash from
      operating activities              2,216          937         856

Cash flows from financing activities
 Dividends paid                        (2,193)        (934)       (877)
                                     --------     --------    --------
Net change in cash                         23            3         (21)

Cash at beginning of year                  21           18          39
                                     --------     --------    --------
Cash at end of year                  $     44    $      21   $      18
                                     ========     ========    ========

NOTE 17 - IMPACT OF NEW ACCOUNTING POLICIES

Financial Accounting Standard No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", was issued by the Financial Accounting Standards Board in 1996. It revised the accounting for transfers of financial assets, such as loans and securities, and for distinguishing between sales and secured borrowings. It is effective prospectively for some transactions occurring after December 31, 1996 and others in 1998. The impact of partial adoption in 1997 was not significant. Management does not expect that full adoption of the Standard in 1998 will significantly impact the Company s financial position or results of operations.

















                                                           Page 68 of 81

Part II
Item 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (cont.)



DEPOSIT INTEREST EXPENSE BY TYPE


                                                   JUNE 30
                                     ----------------------------------
                                     1997           1996           1995
                                     ----------------------------------

                                            (Dollars in Thousands)

Deposit Interest Expense:

  NOW Accounts                     $  619         $  694         $  676


  Money Market Checking                96            162            173


  Regular Savings                     607            530            513


  Advantage Savings                   345            380            388


  Christmas Club Savings               11             11             11


  Money Market Investment             247            275            291


  Total Certificates                5,844          5,417          4,571


                                   ------------------------------------

Total Deposit Interest Expense     $7,769         $7,469         $6,623

                                   =====================================















                                                           Page 69 of 81
Part II
Item 9  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

There are no disagreements to report under this item.


Part III
Item 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

John Conway, Vice President and Secretary of Bancorp and Executive Vice President of Bank, announced his retirement from the Bank effective June 30, 1997. He served faithfully with dedication and distinction for the past fourteen years. The present executive officers and directors of the Bancorp include the following persons.

                                      Years in  Year First
 Name and               Title or      Officer   Elected as   Principal
 Address          Age   Position      Position  a Director   Occupation
                                                (Year Term
                                                  Expires)
------------------------------------------------------------------------

Fred K Agnew        65 Chairman of the      2       1983    Retired
905 S O'Neil St.       Board and Director          (1999)   Banker (1)
Frankfort, IN

Ralph M. Butler     81 Director           N/A       1983    Retired
3052 N Co Rd 1000 E                                (1997)     (2)
Forest, IN

Judson J. Costlow   54 Vice President       3        N/A    Banker
906 S O'Neil St.       and Trust Officer
Frankfort, IN

Joe C. Doan         53 Director           N/A       1990    Business-
801 Eastwood Drive                                 (1999)   man (3)
Frankfort, IN

Daryl C. Fry        57 Vice President       3        N/A    Banker
759 Maple Drive
Frankfort, IN

Joseph V. Lahrman   66 Director           N/A       1989    Farming (4)
5253 N Co Rd 850 W                                 (1998)
Mulberry, IN

C. Robert Lord      58 Senior Vice          3        N/A    Banker
1550 S. Williams Rd.   President
Frankfort, IN








                                                           Page 70 of 81
Part III
Item 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (cont.)

                                    Years in    Year First
 Name and               Title or    Officer     Elected as   Principal
 Address          Age   Position    Position    a Director   Occupation
                                                (Year Term
                                                 Expires)
------------------------------------------------------------------------

R. Ronald McClughen 54 Senior Vice        3          N/A    Banker
1351 Forest Drive      President
Frankfort, IN

Karen I. Miller     41 Chief Financial    3          N/A    Banker
1208 N. Jackson St.    Officer
Frankfort, IN

Jennifer L. Neal    43 Investment Officer 3          N/A    Banker
4515 E. St. Rd. 38
Kirklin, IN

Edward R. Pluhar    50 Vice President     3          N/A    Banker
309 Harvard Terrace
Frankfort, IN

Jack W. Ransom      50 Director         N/A         1994    Business-
958 Forest Drive S.                                (1999)   man (5)
Frankfort, IN

Rawl V. Ransom      77 Director         N/A         1983    Retired
1555 N Main St.                                    (1997)   Business-
Frankfort, IN                                               man (6)

Steven C. Reynolds  45 Vice President     3          N/A    Banker
4 S. Crescent Drive
Frankfort, IN

Tom Rohrabaugh      63 President and     12         1992    Banker
1335 Coin Drive        Director                    (1998)
Frankfort, In

Stephen G.          51  Director        N/A         1994    Farming
Rothenberger                                       (1997)     (7)
1784 S. County Rd. 180E
Frankfort, IN

R. Kent Ryan Jr.    54 Secretary to the   3         1995    Attorney
3490 State Road 75 N   Board and Director          (1997)     (8)
Frankfort, IN








                                                           Page 71 of 81
Part III
Item 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (cont.)

                                    Years in    Year First
 Name and               Title or    Officer     Elected as   Principal
 Address          Age   Position    Position    a Director   Occupation
                                               (Year Term
                                                Expires)
------------------------------------------------------------------------

Stanley K. Smith    48 Director           N/A       1989    General
859 Forest Drive S.                                (1998)   Contractor
Frankfort, IN                                                 (9)

Robert F. Thorley   49 Vice President       3        N/A     Banker
7628 E. Co. Rd. 500 S.
Kirklin, IN


* "N/A" means not applicable and represents that the named individual is either not a director or not an executive officer.

1.  Fred K Agnew retired as President of the Bank in September 1995.

2. Ralph M. Butler has been retired for the past 14 years. From 1960-1981, he was part owner - operator of Fairground Implement Inc., Frankfort, Indiana, a farm implement dealer.

3.  Joe C. Doan is President of Coapstick Insurance Agency, Frankfort,
    Indiana.

4.  Joseph V. Lahrman is President of Joseph Lahrman Farms, Inc.,
    Mulberry, Indiana.

5. Jack W. Ransom is President of Kramer Brothers Lumber Co., Inc., Frankfort, Indiana and is the son of director Rawl V. Ransom.

6. Rawl V. Ransom retired in 1985 as President of Kramer Brothers Lumber Co., Inc., Frankfort, Indiana and is the father of director Jack W. Ransom.

7.  Stephen G. Rothenberger is owner and manager of Rothenberger Farms.

8. R. Kent Ryan Jr. is the managing partner of the law firm Ryan, Moore, Cook and Hunter in Frankfort, Indiana. Mr. Ryan's firm is retained by the Bank and performs services on behalf of the Bank.

9. Stanley K. Smith is President of Arthur A. Gill & Son Co. Inc., Frankfort, Indiana, a general contractor.









                                                        Page 72 of 81
Part III
Item 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (cont.)

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

Part III
Item 11 EXECUTIVE COMPENSATION:

The following table contains information concerning the compensation paid by Bank and Bancorp for the fiscal years ended June 30, 1996 and 1997 to the two executive officers whose total annual salary and bonus exceeded $100,000.

SUMMARY COMPENSATION TABLE:

     Name and                                         All
     Principal             Year ended                Other
     Position               June 30,     Salary   Compensation (1)

     Tom Rohrabaugh            1997     $129,182      $1,500
     President of Bancorp      1996     $112,831      $1,410
     and Bank                  1995     $115,000      $1,181

     John L. Conway            1997     $120,531      $1,413
     Vice President and        1996     $ 94,500      $1,242
     Secretary of Bancorp      1995     $ 90,000      $1,104
     and Executive Vice
     President of Bank

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

John L. Conway is a participant in a deferred compensation plan established during the year ended June 30, 1993 and will receive $28,044 per year for 15 years following his retirement or his death. Such benefit is to be paid in equal monthly installments. In addition to the benefits described above, Mr. Conway shall be entitled to receive a one-time lump-sum death benefit in the amount of $10,000.



                                                           Page 73 of 81
Part III
Item 11 EXECUTIVE COMPENSATION (cont.)

The Bank maintains a death benefit plan covering all officers. By the purchase of a whole life insurance product, the Bank would be owner and beneficiary of the policies. The Bank, in turn, executes an agreement with each officer to pay a specified death benefit to each officer's beneficiary if death occurs before retirement.

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

COMPENSATION OF DIRECTORS:

Each outside director of the Bank and Bancorp, who did not elect to participate in the deferred compensation program described below, received a $6,000 director's fee for the year ended June 30, 1997; except the Chairman of the Board received $9,600, and the Secretary received $8,400. In addition an attendance fee of $150 per board and committee meeting is paid to outside directors on a quarterly basis. Those outside directors serving on the Finance Committee receive $300 as an attendance fee.

The Bank maintains a deferred compensation program for the benefit of certain executive officers, directors and independent contractors who elect to participate. Directors Joe C. Doan, Joseph V. Lahrman, Jack W. Ransom, Rawl V. Ransom and Stanley K. Smith elected to participate in the plan. In return for deferring a percent of the directors fees they would otherwise be entitled to receive from the Bank and the Bancorp for a period of five years, they will receive annual benefits of $36,426, $9,494, $33,847, $8,650 and $45,724, respectively. Such benefits will be paid in equal monthly installments and will continue for 10 years. The payments will commence upon the later of their 65th birthday or their completion of five years' further service to the Bank and Bancorp as a director. In addition, each participant shall be entitled to receive a one-time lump-sum death benefit in the amount of $10,000.








                                                           Page 74 of 81

Part III
Item 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of September 8, 1997 the total number of shares of common stock of Bancorp beneficially owned, and the percent of such shares so owned, by each person known to Bancorp to be beneficial owner of more than 5 percent of the common stock of Bancorp, by each director, by each executive officer named on page 73 and by directors and executive officers as a group. Bancorp has only one class of equity securities with a total 1,154,116 shares outstanding at September 8, 1997.
                             Amount and Nature of            Percent of
Name and Address             Beneficial Ownership (1)        Class
-----------------------------------------------------------------------
Fred K Agnew                         24,248 (2)                 2.10%
905 S. O'Neil Street
Frankfort, IN  46041

Ralph M. Butler                      18,800 (3)                 1.63%
3052 N. Co. Rd. 1000 E.
Forest, IN  46039

John L. Conway                        2,800 (4)                  .24%
701 S. Williams Road
Frankfort, IN  46041

Joe C. Doan                           6,150 (5)                  .53%
801 Eastwood Drive
Frankfort, IN  46041

Joseph V. Lahrman                     2,340 (6)                  .20%
5253 N. Co. Rd. 850 W.
Mulberry, IN  46058

Jack W. Ransom                        3,720 (7)                  .32%
958 Forest Drive S.
Frankfort, IN  46041

Rawl V. Ransom                       22,200 (8)                 1.92%
1555 N. Main Street
Frankfort, IN  46041

Tom Rohrabaugh                        2,600 (9)                  .23%
901 Williams Road
Frankfort, IN  46041

Stephen G. Rothenberger                 200                      .02%
1784 S. County Road 180 E.
Frankfort, IN  46041

Robert K. Ryan                       64,000 (10)                5.55%
600 Harvard Terrace
Frankfort, IN  46041

R. Kent Ryan Jr.                      4,296 (11)                 .37%
3490 State Road 75 North
Frankfort, IN 46041

                                                           Page 75 of 81

Part III
Item 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
(cont.)



                                Amount and Nature of         Percent of
Name and Address                Beneficial Ownership (1)       Class
-----------------------------------------------------------------------

Stanley K. Smith                      1,400 (12)                 .12%
859 Forest Drive South
Frankfort, IN  46041

Total Directors and                   92,888                     8.05%
Executive Officers
as a Group (21 persons)
                                       ******

(1) The information contained in this column is based upon information furnished to the Bank by the individuals named above and the members of the designated group. Except as otherwise indicated, sole voting power and sole investment power with respect to the shares of common stock are held by the director, principal shareholders, or officer alone or by the director, principal shareholder or officer and his spouse.

(2) Includes 2,824 shares held in joint name with his wife Ann A. Agnew, 5,176 shares held in his wife's name only and 3,248 held in the name Carl W. Agnew, Revocable Trust.

(3) Includes 9,600 shares held in joint name with his wife, Mary E. Butler, and 2,000 shares held in his wife's name only.

(4)  Includes 2,600 shares held in the name of his wife, Regina A.
     Conway.

(5)  Includes 4,400 shares held in trust for Joe C. Doan.

(6) Includes 1,400 shares held in joint name with his wife, Jeanette Lahrman, and 740 shares held in his wife's name only.

(7) Includes 1,800 shares held in trust for his wife Susan J. Ransom and 1,600 shares held as Kramer Brothers Lumber Company Inc.

(8) Includes 13,848 shares held in trust for Rawl V. Ransom and 8,152 shares held in trust for his wife, Rosemary W. Ransom.

(9)  Includes 2,400 shares held in joint name with his wife, Connie K.
     Rohrabaugh.

(10) Includes 6,520 shares held in the name of his wife, Eleanor Ryan.

(11) Includes 1,440 shares held in joint name with his wife, Linda E. Ryan, and 2,400 shares held in his wife's name only.

(12) Includes 1,000 shares held in joint name with his wife, Nancy
     Smith.
                                                           Page 76 of 81

Part III
Item 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Directors, executive officers and principal shareholders of the Bank and Bancorp and their respective associates were customers of, and have had transactions with, the Bank in the ordinary course of business during 1997. Comparable transactions may be expected to take place in the future.

During 1997, certain directors and executive officers of the Bank and the Bancorp and their respective associates were indebted to the Bank from time to time. The outstanding balance due from such individuals whose aggregate indebtedness exceeded $60,000 at June 30, 1997 was $1,571,000, or 6.17 percent of Bancorp's total shareholders' equity. See Note #14 of the Notes to Consolidated Financial Statements, page 65 of this report. These loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for similar transactions with other persons and do not involve more than the normal risk of collectibility or present other unfavorable features.

Director R. Kent Ryan Jr. is a member of the law firm of Ryan, Moore Cook and Hunter. This firm, serving as legal counsel for the Bancorp, was paid $83,100 for services rendered during 1997. The Bancorp does anticipate the continued use of this law firm in the future.

































                                                           Page 77 of 81
Part IV
Item 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
         REPORTS ON FORM 8-K
                                                  Page of this Report
(A)  1.  Financial Statements:                        Where Located
          The Farmers Bancorp, Frankfort, Indiana
          and Subsidiary:

         Report of Independent Auditor                       43

         Consolidated Balance Sheets
           June 30, 1997 and 1996                             44

         Consolidated Statements of Income, Years
           Ended June 30, 1997, 1996 and 1995                 45

          Consolidated Statements of Changes in
           Shareholders' Equity, Years Ended June 30,
           1997, 1996 and 1995                                46

          Consolidated Statements of Cash Flows,
           Years Ended June 30, 1997, 1996 and 1995           47 - 48

          Notes to Consolidated Financial Statements          49 - 68

     2.  Financial Statement Schedules:
         Deposit Interest Expense by Type                    69

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

          Exhibit 21:
          Subsidiaries of The Farmers Bancorp                   81

(B)  Reports on Form 8-K:
      No reports on Form 8-K were filed during registrant's last fiscal quarter.
                                                           Page 78 of 81
SIGNATURES

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



September 8, 1997                     /s/Fred K Agnew
Date                                  Fred K Agnew, Director and
                                      Chairman of the Board

September 8, 1997                     /s/Ralph M. Butler
Date                                  Ralph M. Butler, Director

September 8, 1997                     /s/Joe C. Doan
Date                                  Joe C. Doan, Director

September 8, 1997                     /s/Joseph V. Lahrman
Date                                  Joseph V. Lahrman, Director

September 8, 1997                     /s/Jack w. Ransom
Date                                  Jack W. Ransom, Director

September 8, 1997                     /s/Rawl V. Ransom
Date                                  Rawl V. Ransom, Director

September 8, 1997                     /s/Tom Rohrabaugh
Date                                  Tom Rohrabaugh, Director and
                                      President (Principal Executive
                                      Officer)

September 8, 1997                     /s/Stephen G. Rothenberger
Date                                  Stephen G. Rothenberger, Director

September 8, 1997                     /s/R. Kent Ryan Jr.
Date                                  R. Kent Ryan, Jr., Director and
                                      Secretary to the Board

September 8, 1997                     /s/Stanley K. Smith
Date                                  Stanley K. Smith, Director


September 8, 1997                     /s/ Karen I. Miller
Date                                   Karen I. Miller, Vice President
                                       and Treasurer (Principal
                                       Financial and Accounting Officer)

                     EXHIBIT 21 - SUBSIDIARY OF REGISTRANT



              Name                           State of Incorporation


The Farmers Bank,                                   Indiana
 Frankfort, Indiana