Form 10-Q
period 1997-09-30
FARMERS BANCORP
filed 1997-11-13
CIK 730726

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                    Quarterly Report Under Section 13 or 15 (d)
                       of the Securities Exchange Act of 1934



                      For Quarter Ended September 30, 1997
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

                  CLASS                OUTSTANDING AT SEPTEMBER 30, 1997


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

                PART I,  FINANCIAL INFORMATION
               ITEM 1:  FINANCIAL STATEMENT
                   THE FARMERS BANCORP
             CONSOLIDATED STATEMENTS OF CONDITION
                   (Dollars in Thousands)

               ASSETS                        Sept 30      June 30
                                                1997         1997
                                             -----------------------
Cash and due from banks                       10079           7591

Available-for-sale securities                 11994          11374
Held-to-maturity securities                   18559          20328
Loans held for sale                             354              0
Total loans                                  210148         200824
   Allowance for loan losses                  -3392          -3232
                                             -----------------------
     Net loans                               206756         197592
Premises and equipment                         5242           5325
Restricted stock, at cost                      1066           1013
Accrued income and other assets                8792           8521
                                             -----------------------
     Total Assets                            262842         251744
                                             =======================
               LIABILITIES
Deposits
   Non-interest bearing deposits              26961          24663
   Interest-bearing deposits                 178127         177944
                                             -----------------------
     Total Deposits                          205088         202607

Federal Funds purchased                        6800              0
Short-term borrowings                         12874          11985
Other borrowings                               9244           7839
Accrued expenses and other liabilities         2696           3837
                                             -----------------------
     Total Liabilities                       236702         226268

               SHAREHOLDERS' EQUITY
Common stock, (no par value-2,400,000 shares authorized
 and 1,154,116 shares issued and outstanding)  2885           2885
Additional paid-in capital                     5101           5101
Retained earnings                             18143          17501
Unrealized gain/loss on available-for-sale
   securities (net of tax)                       11            (11)
                                             -----------------------
     Total Shareholders' Equity               26140          25476
                                             -----------------------
  Total Liabilities & Shareholders' Equity   262842         251744
                                             =======================


See accompanying notes to consolidated financial statements





                            Page 3 of 15
               PART I,  FINANCIAL INFORMATION
               ITEM 1:  FINANCIAL STATEMENT
                     THE FARMERS BANCORP
               CONSOLIDATED STATEMENTS OF INCOME
          (Dollars in Thousands except Per Share Amounts)



                                                    Three Months Ended
                                                      September 30
                                                     1997         1996
                                                   ---------------------
Interest Income
 Loans, including related fees                        4848        4151
 Securities
     Taxable                                           407         530
     Tax exempt                                         96         128
 Other                                                   0          25
                                                   ---------------------
         Total Interest Income                        5351        4834
Interest Expense                                   ---------------------
   Deposits                                           2060        1910
   Short-term borrowings                               214         125
   Other borrowings                                    128          88
                                                   ---------------------
         Total Interest Expense                       2402        2123
                                                   ---------------------
         Net Interest Income                          2949        2711
Provision for loan losses                              150         120
                                                   ---------------------
                                                      2799        2591
Other income                                       ---------------------
   Trust fees                                           84          65
   Service charge income                               207         196
   Other                                               216         163
                                                   ---------------------
         Total Other Income                            507         424
Other expenses                                     ---------------------
   Salaries and employee benefits                      996         959
   Occupancy                                           147         143
   Equipment                                           168         143
   Other                                               536         494
                                                   ---------------------
         Total Other Expense                          1847        1739
                                                   ---------------------
         Income Before Income Tax                     1459        1276
Less:  Income taxes                                    528         459
                                                   ---------------------
         Net Income                                    931         817
Per share data: (Note 3)                           =====================
   Net income per share                                .81         .71
                                                   =====================
   Dividends per share                                 .25         .21
                                                   =====================

See accompanying notes to consolidated financial statements


                            Page 4 of 15
               PART I,  FINANCIAL INFORMATION
               ITEM 1:  FINANCIAL STATEMENT
                    THE FARMERS BANCORP
               CONSOLIDATED STATEMENTS OF CHANGES
                    IN SHAREHOLDERS' EQUITY
                     (Dollars in Thousands)


                                   1997         1996
                                  -------------------
Balance - June 30                  25476        24127

Net Income                           931          817

Dividends                           (289)        (242)

Change in net unrealized
  gain/(loss) on available-
  for-sale securities                 22           39
                                  -------------------
Balance - September 30             26140        24741
                                  ===================




See accompanying notes to consolidated financial statements































                            Page 5 of 15

                              PART I, FINANCIAL INFORMATION
                               ITEM I:  FINANCIAL STATEMENT
                                   THE FARMERS BANCORP
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Dollars in Thousands)

                                                      Three Months Ended
                                                         September 30
CASH FLOWS FROM OPERATING ACTIVITIES                     1997     1996


Net income                                                931      817
Adjustments to reconcile net income to net cash
  from operating activities                             (1117)     456
                                                        ---------------
     Net cash from operating activities                  (186)    1273

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities and principal repayments on
    available-for-sale securities                         166     1524
   Purchases of available-for-sale securities            (750)     -0-
   Proceeds from maturities and principal repayments
    on investment securities                             2669      849
   Purchase of investment securities                     (900)     -0-
   Loans made to customers, net of principal
    collections thereon                                 (9668)  (10243)
   Net change in interest-bearing balances with
    financial institutions                                -0-      -0-
   Purchase of life insurance policies                    -0-      -0-
   Property and equipment expenditures                    (76)    (231)
   Purchase of restricted stock                           (53)     -0-
                                                        ---------------
     Net cash from investing activities                 (8612)   (8101)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase/(decrease) in deposits                   2481     (899)
   Net increase/(decrease) in short term borrowings      7689     2770
   Proceeds from other borrowings                        1500     3000
   Repayment of other borrowings                          (95)     (88)
   Dividends paid                                        (289)    (242)
                                                        ---------------
    Net cash from financing activities                  11286     4541
                                                        ---------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                  2488    (2287)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR           7591     9889
                                                        ---------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                10079     7602
                                                        ===============





See accompanying notes to consolidated financial statements



                            Page 6 of 15
                        PART I  FINANCIAL INFORMATION
                        ITEM 1:  FINANCIAL STATEMENTS
                            THE FARMERS BANCORP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 1997

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

NOTE 2 - ACCOUNTING CHANGES

Financial Accounting Standard No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" revised the accounting for transfers of financial assets, such as loans and securities, and for distinguishing between sales and secured borrowings. It was effective for certain transactions occurring after December 31, 1996 and for others in 1998. The impact of partial adoption during 1997 was not significant and management does not expect that full adoption of the Standard will significantly impact the Company's financial position or results of operations.

NOTE 3 - PER SHARE DATA

Earnings per share are computed based upon the weighted average number of shares outstanding which was 1,154,116 for all periods presented.

                       PART I  FINANCIAL INFORMATION
                ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              THE FARMERS BANCORP
                               September 30, 1997

FINANCIAL CONDITION:

Total assets increased 4.41 percent from June 30, 1997 to September 30, 1997 and totaled $262,842,000 at period end. During the quarter ended September 30, 1997 total loans increased $9,324,000 (4.64 percent) funded primarily by increased deposits and borrowings. The total amortized cost of securities decreased $1,185,000 or 3.74 percent. The following table presents, in thousands, the amortized cost and fair value of securities:

September 30, 1997  Amortized     Gross              Gross        Fair
                       Cost   Unrealized Gains  Unrealized Losses  Value

Held-to-maturity
 Securities            $18,559        $255             ($29)     $18,785
Available-for-sale
 Securities             11,976          37              (19)      11,994

JUNE 30, 1997

Held-to-maturity
 Securities             20,328         208              (63)      20,473
Available-for-sale
 Securities             11,392          32              (50)      11,374


The Bank utilizes several funding sources to fund increasing loan demand. Short-term borrowings consist of retail repurchase agreements, and Federal Reserve Seasonal Agricultural line of credit totaling
$7,874,000 and $5,000,000 respectively at September 30, 1997. Federal Funds purchased consist of over-night borrowings from Bank One, National City Bank and NBD and totaled $6,800,000 at period end.

Other borrowings increased to $9,244,000 and consist primarily of Federal Home Loan Bank advances which were $8,924,000 at September 30, 1997. These advances were matched to specific loan pools for comparable terms and at a favorable interest rate spread to the Bank. The advances require monthly interest payments and periodic principal reductions, and have a final maturity of February, 2010. The Bank utilizes this source of credit to maintain liquidity, as well as to fund specific loans.

RESULTS OF OPERATIONS:

The Bancorp reported net income, for the first three months of the fiscal year ending June 30, 1998 of $931,000, as compared to $817,000 for the prior year. Earnings per share were $.81 and $.71, respectively. Increased net interest income and other income more than offset increased other expense and income taxes.

Total interest income was $5,351,000 for the three months ended September 30, 1997, compared to $4,834,000 for the three months ended September 30, 1996, an increase of $517,000 or 10.70 percent. This increase resulted from a $697,000 (16.79 percent) increase in interest and fees on loans offset by a $180,000 decrease in interest income on securities and short-term investments. Loans, including those held for sale, increased $26,225,000, or 14.23 percent, from September 30, 1996
to September 30, 1997.   Total interest expense was $2,402,000 for the
three months ended September 30, 1997, compared to $2,123,000 for the same period in 1996, an increase of $279,000, or 13.14 percent. Total interest bearing deposits and repurchase agreements increased $7,290,000, or 4.08 percent from September 30, 1996 to September 30, 1997. Interest bearing transaction account balances decreased $3,042,000 from September 30, 1996 to September 30, 1997, and time deposits outstanding increased $14,080,000 for the same period. Repurchase agreements decreased $3,748,000 or 32.25 percent, from September 30, 1996 to September 30, 1997.

Average earning assets increased to $237,364,000 during the three months ended September 30, 1997. This represents an approximate increase of
6.76 percent compared to $222,324,000 for the three months ended September 30, 1996. The tax-equivalent yield on average earning assets was 9.05 percent for the three months ended September 30, 1997, compared to 8.78 percent for the three months ended September 30, 1996. Total interest expense to average interest bearing liabilities was 4.73 percent for the three months ended September 30, 1997, compared to 4.46 percent for the three months ended September 30, 1996. This results in a tax-equivalent net interest margin (net tax-equivalent interest income divided by average earning assets) of 5.04 percent and 4.98 percent for the three months ended September 30, 1997 and 1996, respectively. The increase in average earning assets and the increase in margin resulted in net interest income increasing by $238,000, or 8.78 percent. The increase in interest margin is a trend that management anticipates will level off and remain stable.

The provision for loan losses totaled $150,000 for the three months ended September 30, 1997 compared to $120,000 for the three months ended September 30, 1996. Net chargeoffs (recoveries) for the three months ended September 30, 1997 totaled $(10,000). Net chargeoffs (recoveries) by loan type aggregated $(19,000) for commercial and agricultural loans, $13,000 for consumer loans, $(5,000) for real estate loans, and $1,000 for credit card loans. On September 30, 1997, the allowance for loan losses totaled $3,392,000 or 1.61 percent of loans, compared to $3,232,000 or 1.61 percent of loans on June 30, 1997, and $2,847,000 or
1.54 percent of loans at September 30, 1996. The provision is determined by management based upon a detailed review of the risk factors affecting the loan portfolio, including changes in the portfolio's size and mix, past loan loss experience, and the financial condition of borrowers in the prevailing economic environment. Reserves are allocated based upon the Bank's historical loss experience, adjusted for recent loss trends, the economic environment, current levels of non-performing loans, and management's expectations for the future.

The Bancorp's Loan Review function develops a quarterly "watch list" report representing loans with more than a normal degree of risk. These credits are reviewed and, as needed, specific allocations of the reserve are made for specific loans to provide for potential loss exposure. Impaired loans are also identified and evaluated as part of that analysis. The amount of the reserve allocated to impaired loans is determined based upon the present value of estimated future cash flows or the present value of the collateral securing the loans. In general, all loans included on the watch list are evaluated for impairment. However, small dollar consumer and residential mortgage loans are evaluated collectively as opposed to individually for impairment. At September 30, 1997, management designated $1,225,000 of loans as impaired and allocated $200,000 of the allowance to such loans compared to $1,300,000 of loans and $125,000 of the allowance at June 30, 1997.
A summary of management's calculation of the adequacy of the Bank's loan loss reserve is presented below for both September 30, 1997 and September 30, 1996.

                                            September 30,
                                          1997        1996
Specific Allocations:
  Allocated to impaired loans        $  200,000  $  125,000
  Allocated to other watch list loans   459,000     690,000
  Allocated to types of loans           119,000     358,000
                                     ----------  ----------
                                        778,000   1,173,000
Unallocated                           2,614,000   1,674,000
                                     ----------  ----------
ACTUAL BALANCE OF RESERVE            $3,392,000  $2,847,000
                                     ==========  ==========

The 1997 performance of the Bancorp's agricultural customers followed historical trends and was not adversely affected by the long planting season or dry weather conditions experienced last year. Management continues to monitor and evaluate individual credits to forecast expected levels of loan repayment, collateral values and attendant loss exposure.

Non-performing loans, consisting of non-accrual loans, restructured loans and those over 90 days past due, increased to $2,221,000 at September 30, 1997, compared to $2,098,000 at June 30, 1997.
Non-performing loans at September 30, 1997 represented 1.05 percent of total loans and 65.48 percent of the Reserve for Loan Losses. The following table shows the composition of non-performing loans at both period ends.

                               September 30,                June 30,
                                   1997                       1997

Real Estate Loans              $  583,000 (2)             $  432,000
Consumer Loans                    194,000                    206,000
Commercial and Agricultural     1,444,000 (3)              1,460,000(1)
                               ----------                 ----------
                               $2,221,000                 $2,098,000
                               ==========                 ==========


Notes:
  1. Includes three agricultural loans totaling $443,000 on non-accrual, three commercial operating loans totaling $284,000 on non-accrual, two commercial loans past due more than 90 days totaling $153,000, three restructured agricultural loans totaling $419,000, and two restructured commercial loans in the amount of $161,000.
  2. Includes four residential mortgages totaling $349,000 past due more than 90 days, two construction mortgages totaling $121,000 past due more than 90 days, and one residential mortgage loan totaling $113,000 on non-accrual.
  3. Includes four agricultural loans totaling $412,000 on non-accrual, three commercial loans totaling $299,000 on non-accrual, two commercial loans past due more than 90 days in the amount of $153,000, three restructured agricultural loans totaling $419,000, and two commercial restructured loans in the amount of $161,000. The nonaccrual loans are deemed to be impaired, as defined by FAS No. 114, whereas the restructured loans were recast prior to June 30, 1995, are currently performing as agreed, and are not considered to be impaired loans.

Non-interest income increased 19.58 percent or $83,000 to $507,000 for the three months ended September 30, 1997, compared to $424,000 for the three months ended September 30, 1996. Other income, consisting of gains on the sale of mortgage loans, commissions on credit life insurance sales, safe deposit box rent, and other miscellaneous income increased 32.52 percent or $53,000 to $216,000 for the three months ended September 30, 1997 compared to $163,000 for the three months ended September 30, 1996. This increase is primarily attributable to commission income received for a new check card program, increased income recognized as the cash surrender value of insurance policies owned by the Bank increases and increased commission income earned on credit life insurance policies sold by the Bank.

Non-interest expense increased 6.21 percent or $108,000 and totaled $1,847,000 for the three months ended September 30, 1997, compared to $1,739,000 for the three months ended September 30, 1996. Equipment expense increased $25,000, or 17.48 percent to total $168,000 for the three months ended September 30, 1997 compared to $143,000 for the same period in 1996. Other operating expense, consisting entirely of overhead expenses increased $42,000 or 8.50 percent and total $536,000 for the three months ended September 30, 1997 compared to $494,000 for the three months ended September 30, 1996.




LIQUIDITY:

Bancorp's liquidity is a measurement of its ability to raise cash when needed without an adverse impact on profits. Asset liquidity is provided primarily by the maturity of loans. Additionally Bancorp considers all securities maturing or having a call feature within one year, time deposits in other banks, federal funds sold, term funds sold, and banker's acceptances to be sources of asset liquidity. All of these sources combined totaled $10,476,000 at September 30, 1997. In addition, the Bancorp has $354,000 in mortgage loans being held for sale into the secondary market. The factors which have and will continue to affect the general liquidity of the Bancorp are increasing loan demand and the continued offering of a deposit instrument based primarily on money market rates. All of these factors have contributed to the liquidity ratio (net cash, short term investments and other marketable assets to volatile liabilities) of 14.56 percent on September 30, 1997. The level at September 30, 1997 is deemed by management to be adequate for funding purposes. In addition the Bancorp has wholesale funding sources with Federal Home Loan Bank and the Federal Reserve. At September 30, 1997 Bancorp had unfunded loan commitments of $40,755,000, primarily available balances on customer lines of credit, and outstanding letters of credit of $1,510,000. However, management expects many of these will expire without being used. In addition, the Bancorp intends to continue the sale of newly originated fixed rate residential mortgages into the secondary market for the foreseeable future.




                            Page 12 of 15
LIQUIDITY: (cont.)

The asset/liability committee continues to review the matching of loan demand with deposits, and maturities of assets and liabilities to help ensure the level of liquidity remains satisfactory. The asset/liability committee has managed the rate sensitive assets and liabilities during the first three months of fiscal 1997, and at September 30, 1997, the Bancorp's one year gap position was slightly negative.

CAPITAL RESOURCES:

The Bank and Bancorp are subject to regulations established by their respective regulators, which require the maintenance of established levels of capital and, as a result, limit the amount of dividends which may be paid by the companies. The ability of the Bancorp to pay dividends depends primarily upon the ability of the Bank to pay dividends to the Bancorp. The Bank is regulated by the Indiana Department of Financial Institutions and the FDIC, while the Bancorp is subject to the regulations issued by the Federal Reserve Board. These regulations establish minimum levels of Tier I (as defined) capital to total assets (the leverage ratio) and minimum levels of Tier I and Total Capital (as defined) to risk-based assets. Also, FDIC regulations establish various levels of capital compliance. Under these regulations, a "well capitalized" financial institution must maintain a leverage ratio of at least 5 percent, a Tier I risk-based capital ratio of at least 6 percent and a total risk-based capital ratio of at least 10 percent. Institutions which do not meet these guidelines are subject to higher deposit insurance assessments and, in certain cases, operational restrictions. Presented below are the Bancorp's actual capital ratios as of September 30, 1997:


                     Tier I Capital                  $26,129,000
                     Total Capital                   $28,868,000
                     Risk Weighted Assets           $218,475,000
                     Leverage Ratio                        10.26%
                     Risk-based Capital; Tier I            11.96%
                     Total Risk-based Capital              13.21%



On October 13, 1997, the Bancorp declared a $.27 per share quarterly dividend totaling $312,000 payable November 14, 1997 to shareholders of record as of October 27, 1997. The book value of common stock on September 30, 1997 was $22.65 based on 1,154,116 shares outstanding.













                            Page 13 of 15
                           PART II  OTHER INFORMATION
                              THE FARMERS BANCORP
                               September 30, 1997

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the shareholders of the Farmers Bancorp was held on Thursday September 18, 1997. At that meeting the following directors were elected for three years: Ralph M. Butler, Rawl V. Ransom, Stephen
G. Rothenberger and R. Kent Ryan Jr. The four join the following holdover directors: Fred K Agnew, Joe C. Doan, Joseph V Lahrman Jack W. Ransom, Tom Rohrabaugh and Stanley K. Smith. Of the 1,154,116 shares outstanding, 934,617 shares were voted at the annual meeting in connection with the election of directors as follows: 929,689 for; 0 against; with 4,928 abstentions.

Item 5.  OTHER INFORMATION

None to be reported.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

  A.  Exhibit #27 - Financial data statement as of September 30, 1997.

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



                              THE FARMERS BANCORP
                                  (Registrant)


Date:  November 12, 1997                -------------------------------

                                        Tom Rohrabaugh, President
                                         (Principal Executive Officer)



Date:  November 12, 1997                --------------------------------

                                         Karen I. Miller
                                         Vice President and Treasurer
                                         (Principal Financial and
                                          Accounting Officer)