Form 10-Q
period 1997-12-31
FARMERS BANCORP
filed 1998-02-17
CIK 730726

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                    Quarterly Report Under Section 13 or 15 (d)
                       of the Securities Exchange Act of 1934



                      For Quarter Ended December 31, 1997
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

                  CLASS                OUTSTANDING AT DECEMBER 31, 1997


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

               PART I,  FINANCIAL INFORMATION
               ITEM 1:  FINANCIAL STATEMENT
                   THE FARMERS BANCORP
             CONSOLIDATED STATEMENTS OF CONDITION
                   (Dollars in Thousands)

               ASSETS                        Dec 31       June 30
                                                1997         1997
                                             -----------------------
Cash and due from banks                        8077           7591
Federal Funds sold                             1800              0
                                             -----------------------
   Total Cash and Cash Equivalents             9877           7591

Available-for-sale securities                 10259          11374
Held-to-maturity securities                   20276          20328
Loans held for sale                             460              0
Total loans                                  213845         200824
   Allowance for loan losses                  -3439          -3232
                                             -----------------------
     Net loans                               210406         197592
Premises and equipment                         5181           5325
Restricted stock, at cost                      1260           1013
Accrued income and other assets                8981           8521
                                             -----------------------
     Total Assets                            266700         251744
                                             =======================
               LIABILITIES
Deposits
   Non-interest bearing deposits              27474          24663
   Interest-bearing deposits                 189360         177944
                                             -----------------------
     Total Deposits                          216834         202607

Federal Funds purchased                           0              0
Short-term borrowings                          9606          11985
Other borrowings                              10901           7839
Accrued expenses and other liabilities         2559           3837
                                             -----------------------
     Total Liabilities                       239900         226268

               SHAREHOLDERS' EQUITY
Common stock, (no par value-2,400,000 shares authorized
 and 1,154,116 shares issued and outstanding)  2885           2885
Additional paid-in capital                     5101           5101
Retained earnings                             18805          17501
Unrealized gain/(loss) on available-for-sale
   securities (net of tax)                        9            (11)
                                             -----------------------
     Total Shareholders' Equity               26800          25476
                                             -----------------------
  Total Liabilities & Shareholders' Equity   266700         251744
                                             =======================


See accompanying notes to consolidated financial statements


                            Page 3 of 15
               PART I,  FINANCIAL INFORMATION
               ITEM 1:  FINANCIAL STATEMENT
                     THE FARMERS BANCORP
               CONSOLIDATED STATEMENTS OF INCOME
          (Dollars in Thousands except Per Share Amounts)



                                   Three Months Ended   Six Months Ended
                                       December 31        December 31
                                     1997      1996     1997      1996
                                   -------------------------------------
Interest Income
 Loans, including related fees       5008      4346     9856      8497
 Securities
     Taxable                          384       469      791       999
     Tax exempt                       101       116      197       244
 Short-term investments                20        26       20        51
                                   -------------------------------------
         Total Interest Income       5513      4957    10864      9791
Interest Expense                   -------------------------------------
   Deposits                          2156      1898     4216      3808
   Federal Funds Purchased             15         5       74        11
   Short-term borrowings              140       132      295       251
   Other borrowings                   150        96      278       184
                                   -------------------------------------
         Total Interest Expense      2461      2131     4863      4254
                                   -------------------------------------
         Net Interest Income         3052      2826     6001      5537
Provision for loan losses             150       120      300       240
                                   -------------------------------------
                                     2902      2706     5701      5297
Other income                       -------------------------------------
   Trust fees                          84        65      168       130
   Service charge income              213       201      420       397
   Other                              246       203      462       366
                                   -------------------------------------
         Total Other Income           543       469     1050       893
Other expenses                     -------------------------------------
   Salaries and employee benefits    1029       947     2025      1906
   Occupancy                          146       142      293       285
   Equipment                          180       157      348       300
   Other                              562       475     1098       969
                                   -------------------------------------
         Total Other Expense         1917      1721     3764      3460
                                   -------------------------------------
         Income Before Income Tax    1528      1454     2987      2730
Less:  Income taxes                   555       532     1083       991
                                   -------------------------------------
         Net Income                   973       922     1904      1739
Per share data: (Note 3)           =====================================
   Net income per share               .84       .80     1.65      1.51
                                   =====================================
   Dividends per share                .27       .22      .52       .43
                                   =====================================

See accompanying notes to consolidated financial statements

                            Page 4 of 15
               PART I,  FINANCIAL INFORMATION
               ITEM 1:  FINANCIAL STATEMENT
                    THE FARMERS BANCORP
               CONSOLIDATED STATEMENTS OF CHANGES
                    IN SHAREHOLDERS' EQUITY
                     (Dollars in Thousands)


                                   1997         1996
                                  -------------------
Balance - June 30                  25476        24127

Net Income                          1904         1739

Dividends                           (600)        (496)

Change in net unrealized
  gain/(loss) on available-
  for-sale securities                 20           95
                                  -------------------
Balance - December 31              26800        25465
                                  ===================




See accompanying notes to consolidated financial statements































                            Page 5 of 15

                              PART I, FINANCIAL INFORMATION
                               ITEM I:  FINANCIAL STATEMENT
                                   THE FARMERS BANCORP
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Dollars in Thousands)

                                                       Six Months Ended
                                                         December 31
CASH FLOWS FROM OPERATING ACTIVITIES                     1997     1996


Net income                                               1904     1739
Adjustments to reconcile net income to net cash
  from operating activities                             (1470)     174
                                                        ---------------
     Net cash from operating activities                   434     1913

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities and principal repayments on
    available-for-sale securities                        2886     5147
   Purchases of available-for-sale securities           (1774)     -0-
   Proceeds from maturities and principal repayments
    on investment securities                             2932     1708
   Purchase of investment securities                    (2900)    (170)
   Loans made to customers, net of principal
    collections thereon                                (13085)  (16849)
   Net change in interest-bearing balances with
    financial institutions                                -0-      -0-
   Purchase of life insurance policies                    (94)     (24)
   Property and equipment expenditures                   (176)    (364)
   Purchase of restricted stock                          (247)    (242)
                                                        ---------------
     Net cash from investing activities                (12458)  (10794)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase/(decrease) in deposits                  14227     3610
   Net increase/(decrease) in short term borrowings     (2379)     116
   Proceeds from other borrowings                        3750     6335
   Repayment of other borrowings                         (688)   (4588)
   Dividends paid                                        (600)    (496)
                                                        ---------------
    Net cash from financing activities                  14310     4977
                                                        ---------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                  2286    (3904)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR           7591     9889
                                                        ---------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                 9877     5985
                                                        ===============





See accompanying notes to consolidated financial statements



                            Page 6 of 15
                        PART I  FINANCIAL INFORMATION
                        ITEM 1:  FINANCIAL STATEMENTS
                            THE FARMERS BANCORP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 1997

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

NOTE 3 - PER SHARE DATA

Earnings per share are computed based upon the weighted average number of shares outstanding which was 1,154,116 for all periods presented. Application of Financial Accounting Standard No. 128, required for periods ending after December 15, 1997, did not affect the Bancorp's earnings per share computations.




















                            Page 7 of 15


                       PART I  FINANCIAL INFORMATION
                ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              THE FARMERS BANCORP
                               December 31, 1997

FINANCIAL CONDITION:

Total assets increased 5.94 percent from June 30, 1997 to December 31, 1997 and totaled $266,700,000 at period end. During the six month period ended December 31, 1997 total loans increased $13,021,000 (6.48 percent) funded primarily by increased deposits and borrowings. The total amortized cost of securities decreased $1,201,000 or 3.79 percent. The following table presents, in thousands, the amortized cost and fair value of securities:

December 31, 1997   Amortized     Gross              Gross        Fair
                       Cost   Unrealized Gains  Unrealized Losses  Value

Held-to-maturity
 Securities            $20,276        $301             ($20)     $20,557
Available-for-sale
 Securities             10,243          31              (15)      10,259

JUNE 30, 1997

Held-to-maturity
 Securities             20,328         208              (63)      20,473
Available-for-sale
 Securities             11,392          32              (50)      11,374


The Bank utilizes several funding sources, in addition to deposits which increased $14,227,000 (7.02 percent), to support increasing loan demand. Short-term borrowings consist of retail repurchase agreements totaling $9,606,000 at December 31, 1997. Short-term borrowings actually decreased by $2,379,000 (19.8 percent) during the six month period. Other borrowings increased to $10,901,000 and consist primarily of Federal Home Loan Bank advances which were $10,624,000 at December 31, 1997. These advances were matched to specific loan pools for comparable terms and at a favorable interest rate spread to the Bank. The advances require monthly interest payments and periodic principal reductions, and have a final maturity of November, 2001. The Bank utilizes this source of credit to maintain liquidity, as well as to fund specific loans.













                            Page 8 of 15

RESULTS OF OPERATIONS:

The Bancorp reported net income for the first six months of the fiscal year ending June 30, 1998 of $1,904,000, as compared to $1,739,000 for the prior year. Earnings per share were $1.65 and $1.51, respectively. Increased net interest income and other income more than offset increased other expense and income taxes.

Total interest income was $10,864,000 for the six months ended December 31, 1997, compared to $9,791,000 for the six months ended December 31, 1996, an increase of $1,073,000 or 10.96 percent. This increase resulted from a $1,359,000 (15.99 percent) increase in interest and fees on loans offset by a $286,000 decrease in interest income on securities and short-term investments. Loans, including those held for sale, increased $23,414,000, or 12.27 percent, from December 31, 1996 to
December 31, 1997.   Total interest expense was $4,863,000 for the six
months ended December 31, 1997, compared to $4,254,000 for the same period in 1996, an increase of $609,000, or 14.32 percent. Total interest bearing deposits and repurchase agreements increased $16,296,000, or 8.92 percent from December 31, 1996 to December 31, 1997. Interest bearing transaction account balances increased $7,500,000 from December 31, 1996 to December 31, 1997, and time deposits outstanding increased $11,358,000 for the same period. Repurchase agreements decreased $2,562,000 or 26.67 percent, from December 31, 1996 to December 31, 1997.

Average earning assets increased to $241,307,000 during the six months ended December 31, 1997. This represents an approximate increase of
7.66 percent compared to $224,132,000 for the six months ended December 31, 1996. The tax-equivalent yield on average earning assets was 9.03 percent for the six months ended December 31, 1997, compared to 8.81 percent for the six months ended December 31, 1996. Total interest expense to average interest bearing liabilities was 4.73 percent for the six months ended December 31, 1997, compared to 4.45 percent for the six months ended December 31, 1996. This results in a tax-equivalent net interest margin (net tax-equivalent interest income divided by average earning assets) of 5.04 percent for both six month periods ended December 31, 1997 and 1996. The increase in average earning assets resulted in net interest income increasing by $464,000, or 8.38 percent. The interest margin has remained relatively stable through first six months of fiscal 1998 as anticipated by management.

















                            Page 9 of 15
RESULTS OF OPERATIONS (cont.)

The provision for loan losses totaled $300,000 for the six months ended December 31, 1997 compared to $240,000 for the six months ended December 31, 1996. Net chargeoffs (recoveries) for the six months ended December 31, 1997 totaled $93,000. Net chargeoffs (recoveries) by loan type aggregated $(63,000) for commercial and agricultural loans, $142,000 for consumer loans, $(5,000) for real estate loans, and $19,000 for credit card loans. On December 31, 1997, the allowance for loan losses totaled $3,439,000 or 1.60 percent of loans, compared to $3,232,000 or 1.61 percent of loans on June 30, 1997, and $2,975,000 or 1.56 percent of loans at December 31, 1996. The provision is determined by management based upon a detailed review of the risk factors affecting the loan portfolio, including changes in the portfolio's size and mix, past loan loss experience, and the financial condition of borrowers in the prevailing economic environment. Reserves are allocated based upon the Bank's historical loss experience, adjusted for recent loss trends, the economic environment, current levels of non-performing loans, and management's expectations for the future.

The Bancorp's Loan Review function develops a quarterly "watch list" report representing loans with more than a normal degree of risk. These credits are reviewed and, as needed, specific allocations of the reserve are made for specific loans to provide for potential loss exposure. Impaired loans are also identified and evaluated as part of that analysis. The amount of the reserve allocated to impaired loans is determined based upon the present value of estimated future cash flows or the present value of the collateral securing the loans. In general, all loans included on the watch list are evaluated for impairment. However, small dollar consumer and residential mortgage loans are evaluated collectively as opposed to individually for impairment. At December 31, 1997, management designated $1,356,000 of loans as impaired and allocated $200,000 of the allowance to such loans compared to $1,300,000 of loans and $125,000 of the allowance at June 30, 1997. A summary of management's calculation of the adequacy of the Bank's loan loss reserve is presented below for both December 31, 1997 and December 31, 1996.

                                            December 31,
                                          1997        1996
Specific Allocations:
  Allocated to impaired loans        $  200,000  $  125,000
  Allocated to other watch list loans   289,000     620,000
  Allocated to types of loans           387,000     358,000
                                     ----------  ----------
                                        876,000   1,103,000
Unallocated                           2,563,000   1,872,000
                                     ----------  ----------
ACTUAL BALANCE OF RESERVE            $3,439,000  $2,975,000
                                     ==========  ==========








                            Page 10 of 15

RESULTS OF OPERATIONS (cont.)

The 1997 performance of the Bancorp's agricultural customers followed historical trends and was not adversely affected by the long planting season or dry weather conditions experienced last year. Management continues to monitor and evaluate individual credits to forecast expected levels of loan repayment, collateral values and attendant loss exposure.

Non-performing loans, consisting of non-accrual loans, restructured loans and those over 90 days past due, increased to $2,435,000 at December 31, 1997, compared to $2,098,000 at June 30, 1997.
Non-performing loans at December 31, 1997 represented 1.14 percent of total loans and 70.81 percent of the Reserve for Loan Losses. The following table shows the composition of non-performing loans at both period ends.

                                December 31,                June 30,
                                   1997                       1997

Real Estate Loans              $  846,000 (2)             $  432,000
Consumer Loans                    294,000                    206,000
Commercial and Agricultural     1,295,000 (3)              1,460,000(1)
                               ----------                 ----------
                               $2,435,000                 $2,098,000
                               ==========                 ==========


Notes:
  1. Includes three agricultural loans totaling $443,000 on non-accrual, three commercial operating loans totaling $284,000 on non-accrual, two commercial loans past due more than 90 days totaling $153,000, three restructured agricultural loans totaling $419,000, and two restructured commercial loans in the amount of $161,000.
  2. Includes one residential mortgage totaling $48,000 past due more than 90 days, two farmland mortgage loans totaling
      $318,000 on non-accrual, two construction mortgages totaling $121,000 on non-accrual, four residential mortgage loan totaling $347,000 on non-accrual, and one commercial mortgage loan totaling $12,000 past due more than 90 days.
  3. Includes two agricultural loans totaling $77,000 on non-accrual, five commercial loans totaling $371,000 on non-accrual, one commercial loan past due more than 90 days in the amount of $59,000, one agriculture loan past due more than 90 days in the amount of $210,000, three restructured agricultural loans totaling $419,000, and two commercial restructured loans in the amount of $159,000. The nonaccrual loans are deemed to be impaired, as defined by FAS No. 114, whereas the restructured loans were recast prior to June 30, 1995, are currently performing as agreed, and are not considered to be impaired loans.







                            Page 11 of 15

RESULTS OF OPERATIONS (cont.)

Non-interest income increased 17.58 percent or $157,000 to $1,050,000 for the six months ended December 31, 1997, compared to $893,000 for the six months ended December 31, 1996. Other income, consisting of gains on the sale of mortgage loans, commissions on credit life insurance sales, safe deposit box rent, and other miscellaneous income increased
26.23 percent or $96,000 to $462,000 for the six months ended December 31, 1997 compared to $366,000 for the six months ended December 31, 1996. This increase is primarily attributable to increased commission income received for the Visa check card program, increased income recognized as the cash surrender value of insurance policies owned by the Bank increases and increased commission income earned on credit life insurance policies sold by the Bank.

Non-interest expense increased 8.79 percent or $304,000 and totaled $3,764,000 for the six months ended December 31, 1997, compared to $3,460,000 for the six months ended December 31, 1996. Equipment expense increased $48,000, or 16.00 percent to total $348,000 for the six months ended December 31, 1997 compared to $300,000 for the same period in 1996. Other operating expense, consisting entirely of overhead expenses increased $129,000 or 13.31 percent and total $1,098,000 for the six months ended December 31, 1997 compared to $969,000 for the six months ended December 31, 1996.




LIQUIDITY:

Bancorp's liquidity is a measurement of its ability to raise cash when needed without an adverse impact on profits. Asset liquidity is provided primarily by the maturity of loans. Additionally Bancorp considers all securities maturing or having a call feature within one year, time deposits in other banks, federal funds sold, term funds sold, and banker's acceptances to be sources of asset liquidity. All of these sources combined totaled $9,498,000 at December 31, 1997. In addition, the Bancorp has $460,000 in mortgage loans being held for sale into the secondary market. The factors which have and will continue to affect the general liquidity of the Bancorp are increasing loan demand and the continued offering of a deposit instrument based primarily on money market rates. All of these factors have contributed to the liquidity ratio (net cash, short term investments and other marketable assets to volatile liabilities) of 14.02 percent on December 31, 1997. The level at December 31, 1997 is deemed by management to be adequate for funding purposes. In addition the Bancorp has wholesale funding sources with Federal Home Loan Bank and the Federal Reserve. At December 31, 1997 Bancorp had unfunded loan commitments of $42,297,000, primarily available balances on customer lines of credit, and outstanding letters of credit of $2,426,000. However, management expects many of these will expire without being used. In addition, the Bancorp intends to continue the sale of newly originated fixed rate residential mortgages into the secondary market for the foreseeable future.





                            Page 12 of 15
LIQUIDITY: (cont.)

The asset/liability committee continues to review the matching of loan demand with deposits, and maturities of assets and liabilities to help ensure the level of liquidity remains satisfactory. The asset/liability committee has managed the rate sensitive assets and liabilities during the first six months of fiscal 1997, and at December 31, 1997, the Bancorp's one year gap position was slightly negative.

CAPITAL RESOURCES:

The Bank and Bancorp are subject to regulations established by their respective regulators, which require the maintenance of established levels of capital and, as a result, limit the amount of dividends which may be paid by the companies. The ability of the Bancorp to pay dividends depends primarily upon the ability of the Bank to pay dividends to the Bancorp. The Bank is regulated by the Indiana Department of Financial Institutions and the FDIC, while the Bancorp is subject to the regulations issued by the Federal Reserve Board. These regulations establish minimum levels of Tier I (as defined) capital to total assets (the leverage ratio) and minimum levels of Tier I and Total Capital (as defined) to risk-based assets. Also, FDIC regulations establish various levels of capital compliance. Under these regulations, a "well capitalized" financial institution must maintain a leverage ratio of at least 5 percent, a Tier I risk-based capital ratio of at least 6 percent and a total risk-based capital ratio of at least 10 percent. Institutions which do not meet these guidelines are subject to higher deposit insurance assessments and, in certain cases, operational restrictions. Presented below are the Bancorp's actual capital ratios as of December 31, 1997:


                     Tier I Capital                  $26,791,000
                     Total Capital                   $29,582,000
                     Risk Weighted Assets           $222,596,000
                     Leverage Ratio                        10.18%
                     Risk-based Capital; Tier I            12.04%
                     Total Risk-based Capital              13.29%



On October 13, 1997, the Bancorp declared a $.27 per share quarterly dividend totaling $312,000 payable November 14, 1997 to shareholders of record as of October 27, 1997. The book value of common stock on September 30, 1997 was $22.65 based on 1,154,116 shares outstanding. On January 12, 1998, the Bancorp declared a $.29 per share quarterly dividend totaling $335,000 payable February 13, 1998 to shareholders of record as of January 26, 1998. The book value of common stock on December 31, 1997 was $23.22 based on 1,154,116 shared outstanding.









                            Page 13 of 15
                           PART II  OTHER INFORMATION
                              THE FARMERS BANCORP
                               December 31, 1997

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

  A.  Exhibit #27 - Financial data statement as of December 31, 1997.

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



                              THE FARMERS BANCORP
                                  (Registrant)


Date:  February 11, 1998                -------------------------------

                                        Tom Rohrabaugh, President
                                         (Principal Executive Officer)



Date:  February 11, 1998                --------------------------------

                                         Karen I. Miller
                                         Vice President and Treasurer
                                         (Principal Financial and
                                          Accounting Officer)