Form 10-Q
period 1998-03-31
FARMERS BANCORP
filed 1998-05-15
CIK 730726

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                    Quarterly Report Under Section 13 or 15 (d)
                       of the Securities Exchange Act of 1934



                      For Quarter Ended March 31, 1998
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

                  CLASS                OUTSTANDING AT MARCH 31, 1998


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

              PART I,  FINANCIAL INFORMATION
               ITEM 1:  FINANCIAL STATEMENT
                   THE FARMERS BANCORP
             CONSOLIDATED STATEMENTS OF CONDITION
                   (Dollars in Thousands)

               ASSETS                      March 31       June 30
                                               1998          1997
                                             -----------------------
Cash and due from banks                        6991           7591
Federal Funds sold                             5700              0
                                             -----------------------
   Total Cash and Cash Equivalents            12691           7591

Available-for-sale securities                  8581          11374
Held-to-maturity securities                   21058          20328
Loans held for sale                            1690              0
Total loans                                  208920         200824
   Allowance for loan losses                  (3534)         (3232)
                                             -----------------------
     Net loans                               205386         197592
Premises and equipment                         5275           5325
Restricted stock, at cost                      1260           1013
Accrued income and other assets                9147           8521
                                             -----------------------
     Total Assets                            265088         251744
                                             =======================
               LIABILITIES
Deposits
   Non-interest bearing deposits              28655          24663
   Interest-bearing deposits                 184931         177944
                                             -----------------------
     Total Deposits                          213586         202607

Short-term borrowings                         10499          11985
Other borrowings                              10738           7839
Accrued expenses and other liabilities         2900           3837
                                             -----------------------
     Total Liabilities                       237723         226268

               SHAREHOLDERS' EQUITY
Common stock, (no par value-2,400,000 shares authorized
 and 1,154,116 shares issued and outstanding)  2885           2885
Additional paid-in capital                     5101           5101
Retained earnings                             19367          17501
Unrealized gain/(loss) on available-for-sale
   securities (net of tax)                       12            (11)
                                             -----------------------
     Total Shareholders' Equity               27365          25476
                                             -----------------------
  Total Liabilities & Shareholders' Equity   265088         251744
                                             =======================


See accompanying notes to consolidated financial statements



                            Page 3 of 15
               PART I,  FINANCIAL INFORMATION
               ITEM 1:  FINANCIAL STATEMENT
                     THE FARMERS BANCORP
               CONSOLIDATED STATEMENTS OF INCOME
          (Dollars in Thousands except Per Share Amounts)


                                  Three Months Ended   Nine Months Ended
                                       March 31            March 31
                                     1998      1997     1998      1997
                                   -------------------------------------
Interest Income
 Loans, including related fees       4889      4420    14745     12917
 Securities
     Taxable                          355       444     1146      1443
     Tax exempt                       126       107      323       351
 Short-term investments                45        48       65        99
                                   -------------------------------------
         Total Interest Income       5415      5019    16279     14810
Interest Expense                   -------------------------------------
   Deposits                          2159      1933     6375      5741
   Federal Funds Purchased             10         1       84        12
   Short-term borrowings              117       113      412       364
   Other borrowings                   158       116      436       300
                                   -------------------------------------
         Total Interest Expense      2444      2163     7307      6417
                                   -------------------------------------
         Net Interest Income         2971      2856     8972      8393
Provision for loan losses             150       165      450       405
                                   -------------------------------------
                                     2821      2691     8522      7988
Other income                       -------------------------------------
   Trust fees                          84        64      252       194
   Service charge income              207       189      627       586
   Other                              232       206      694       572
                                   -------------------------------------
         Total Other Income           523       459     1573      1352
Other expenses                     -------------------------------------
   Salaries and employee benefits    1047       997     3072      2903
   Occupancy                          150       146      443       431
   Equipment                          167       164      515       464
   Other                              582       506     1680      1475
                                   -------------------------------------
         Total Other Expense         1946      1813     5710      5273
                                   -------------------------------------
         Income Before Income Tax    1398      1337     4385      4067
Less:  Income taxes                   501       483     1584      1474
                                   -------------------------------------
         Net Income                   897       854     2801      2593
Per share data: (Note 3)           =====================================
   Net income per share               .78       .74     2.43      2.25
                                   =====================================
   Dividends per share                .29       .22      .81       .65
                                   =====================================

See accompanying notes to consolidated financial statements


                            Page 4 of 15
               PART I,  FINANCIAL INFORMATION
               ITEM 1:  FINANCIAL STATEMENT
                    THE FARMERS BANCORP
               CONSOLIDATED STATEMENTS OF CHANGES
                    IN SHAREHOLDERS' EQUITY
                     (Dollars in Thousands)


                                   1998         1997
                                  -------------------
Balance - June 30                  25476        24127

Net Income                          2801         2593

Dividends                           (935)        (750)

Change in net unrealized
  gain/(loss) on available-
  for-sale securities                 23           33
                                  -------------------
Balance - March 31                 27365        26003
                                  ===================




See accompanying notes to consolidated financial statements































                            Page 5 of 15

                              PART I, FINANCIAL INFORMATION
                               ITEM I:  FINANCIAL STATEMENT
                                   THE FARMERS BANCORP
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Dollars in Thousands)

                                                       Nine Months Ended
                                                           March 31
CASH FLOWS FROM OPERATING ACTIVITIES                     1998     1997


Net income                                               2801     2593
Adjustments to reconcile net income to net cash
  from operating activities                             (2160)    1298
                                                        ---------------
     Net cash from operating activities                   641     3891

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities and principal repayments on
    available-for-sale securities                        4238     6082
   Purchases of available-for-sale securities           (1455)     -0-
   Proceeds from maturities and principal repayments
    on investment securities                             4952     2488
   Purchase of investment securities                    (5711)    (170)
   Loans made to customers, net of principal
    collections thereon                                 (8244)  (17122)
   Net change in interest-bearing balances with
    financial institutions                                -0-      -0-
   Purchase of life insurance policies                    (94)     (24)
   Property and equipment expenditures                   (437)    (828)
   Purchase of restricted stock                          (247)    (242)
                                                        ---------------
     Net cash from investing activities                 (6998)   (9816)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase/(decrease) in deposits                  10979     6453
   Net increase/(decrease) in short term borrowings     (1486)   (3846)
   Proceeds from other borrowings                        4160     7335
   Repayment of other borrowings                        (1261)   (5701)
   Dividends paid                                        (935)    (750)
                                                        ---------------
    Net cash from financing activities                  11457     3491
                                                        ---------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                  5100    (2434)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR           7591     9889
                                                        ---------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                12691     7455
                                                        ===============




See accompanying notes to consolidated financial statements




                            Page 6 of 15
                        PART I  FINANCIAL INFORMATION
                        ITEM 1:  FINANCIAL STATEMENTS
                            THE FARMERS BANCORP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               March 31, 1998

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




















                            Page 7 of 15

                       PART I  FINANCIAL INFORMATION
                ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              THE FARMERS BANCORP
                                 March 31, 1998

FINANCIAL CONDITION:

Total assets increased 5.30 percent from June 30, 1997 to March 31, 1998 and totaled $265,088,000 at period end. During the nine month period ended March 31, 1998 total loans increased $8,096,000 (4.03 percent) funded primarily by increased deposits and borrowings. The total amortized cost of securities decreased $2,101,000 or 6.62 percent. The following table presents, in thousands, the amortized cost and fair value of securities:

March 31, 1998       Amortized     Gross              Gross        Fair
                       Cost   Unrealized Gains  Unrealized Losses  Value

Held-to-maturity
 Securities           $21,058         $300             $(16)     $21,342
Available-for-sale
 Securities             8,561           31              (11)       8,581

June 30, 1997

Held-to-maturity
 Securities             20,328         208              (63)      20,473
Available-for-sale
 Securities             11,392          32              (50)      11,374


The Bank utilizes several funding sources, in addition to deposits which increased $10,979,000 (5.42 percent), to support increasing loan demand. Short-term borrowings consist of retail repurchase agreements totaling $10,499,000 at March 31, 1998. Short-term borrowings actually decreased by $1,486,000 (12.4 percent) during the nine month period. Other borrowings increased to $10,738,000 and consist primarily of Federal Home Loan Bank advances which were $10,506,000 at March 31, 1998. These advances were matched to specific loan pools for comparable terms and at a favorable interest rate spread to the Bank. The advances require monthly interest payments and periodic principal reductions, and have a final maturity of November, 2001. The Bank utilizes this source of credit to maintain liquidity, as well as to fund specific loans.














                            Page 8 of 15

RESULTS OF OPERATIONS:

The Bancorp reported net income for the first nine months of the fiscal year ending June 30, 1998 of $2,801,000, as compared to $2,593,000 for the prior year. Earnings per share were $2.43 and $2.25, respectively. Increased net interest income and other income more than offset increased other expense and income taxes.

Total interest income was $16,279,000 for the nine months ended March 31, 1998, compared to $14,810,000 for the nine months ended March 31, 1997, an increase of $1,469,000 or 9.92 percent. This increase resulted from a $1,828,000 (14.15 percent) increase in interest and fees on loans offset by a $359,000 decrease in interest income on securities and short-term investments. Loans, including those held for sale, increased $19,562,000, or 10.24 percent, from March 31, 1997 to March 31, 1998.
Total interest expense was $7,307,000 for the nine months ended March 31, 1998, compared to $6,417,000 for the same period in 1997, an increase of $890,000, or 13.87 percent. Total interest bearing deposits and repurchase agreements increased $12,296,000, or 6.71 percent from March 31, 1997 to March 31, 1998. Interest bearing transaction account balances decreased $1,118,000 from March 31, 1997 to March 31, 1998, and time deposits outstanding increased $11,821,000 for the same period. Repurchase agreements increased $1,593,000 or 17.89 percent from March 31, 1997 to March 31, 1998.

Average earning assets increased to $243,038,000 during the nine months ended March 31, 1998. This represents an approximate increase of 7.76 percent compared to $225,529,000 for the nine months ended March 31, 1997. The tax-equivalent yield on average earning assets was 9.00 percent for the nine months ended March 31, 1998, compared to 8.86 percent for the nine months ended March 31, 1997. Total interest expense to average interest bearing liabilities was 4.74 percent for the nine months ended March 31, 1998, compared to 4.48 percent for the nine months ended March 31, 1997. This results in a tax-equivalent net interest margin (net tax-equivalent interest income divided by average earning assets) of 5.00 percent for the nine month period ended March 31, 1998 compared to 5.06 percent for the same period ended March 31, 1997. The increase in average earning assets resulted in net interest income increasing by $579,000, or 6.90 percent. The interest margin has gradually declined through the first nine months of fiscal 1998 as anticipated by management.

















                            Page 9 of 15
RESULTS OF OPERATIONS (cont.)

The provision for loan losses totaled $450,000 for the nine months ended March 31, 1998 compared to $405,000 for the nine months ended March 31, 1997. Net chargeoffs (recoveries) for the nine months ended March 31, 1998 totaled $148,000. Net chargeoffs (recoveries) by loan type aggregated $(80,000) for commercial and agricultural loans, $204,000 for consumer loans, $(5,000) for real estate loans, and $29,000 for credit card loans. On March 31, 1998, the allowance for loan losses totaled $3,534,000 or 1.68 percent of loans, compared to $3,232,000 or 1.61 percent of loans on June 30, 1997, and $3,024,000 or 1.58 percent of loans at March 31, 1997. The provision is determined by management based upon a detailed review of the risk factors affecting the loan portfolio, including changes in the portfolio's size and mix, past loan loss experience, and the financial condition of borrowers in the prevailing economic environment. Reserves are allocated based upon the Bank's historical loss experience, adjusted for recent loss trends, the economic environment, current levels of non-performing loans, and management's expectations for the future.

The Bancorp's Loan Review function develops a quarterly "watch list" report representing loans with more than a normal degree of risk. These credits are reviewed and, as needed, specific allocations of the reserve are made for specific loans to provide for potential loss exposure. Impaired loans are also identified and evaluated as part of that analysis. The amount of the reserve allocated to impaired loans is determined based upon the present value of estimated future cash flows or the present value of the collateral securing the loans. In general, all loans included on the watch list are evaluated for impairment. However, small dollar consumer and residential mortgage loans are evaluated collectively as opposed to individually for impairment. At March 31, 1998, management designated $1,404,000 of loans as impaired and allocated $231,000 of the allowance to such loans compared to $1,300,000 of loans and $125,000 of the allowance at June 30, 1997. A summary of management's calculation of the adequacy of the Bank's loan loss reserve is presented below for both March 31, 1998 and March 31, 1997.

                                              March 31,
                                          1998        1997
Specific Allocations:
  Allocated to impaired loans        $  231,000  $  125,000
  Allocated to other watch list loans   266,000     497,000
  Allocated to types of loans           496,000     238,000
                                     ----------  ----------
                                        993,000     860,000
Unallocated                           2,541,000   2,164,000
                                     ----------  ----------
ACTUAL BALANCE OF RESERVE            $3,534,000  $3,024,000
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

Non-performing loans, consisting of non-accrual loans, restructured loans and those over 90 days past due, increased to $2,745,000 at March 31, 1998, compared to $2,098,000 at June 30, 1997. Non-performing loans at March 31, 1998 represented 1.30 percent of total loans and 77.68 percent of the Reserve for Loan Losses. The following table shows the composition of non-performing loans at both period ends.

                                 March 31,                   June 30,
                                   1998                       1997

Real Estate Loans              $1,023,000 (2)             $  432,000
Consumer Loans                    331,000                    206,000
Commercial and Agricultural     1,391,000 (3)              1,460,000(1)
                               ----------                 ----------
                               $2,745,000                 $2,098,000
                               ==========                 ==========


Notes:
  1. Includes three agricultural loans totaling $443,000 on non-accrual, three commercial operating loans totaling $284,000 on non-accrual, two commercial loans past due more than 90 days totaling $153,000, three restructured agricultural loans totaling $419,000, and two restructured commercial loans in the amount of $161,000.
  2. Includes one farmland mortgage loan totaling $115,000 past due more than 90 days, one farmland mortgage loan totaling
      $115,000 on non-accrual, two construction mortgages totaling $121,000 on non-accrual, six residential mortgage loans totaling $442,000 on non-accrual, and one commercial mortgage loan totaling $15,000 on non-accrual, and one restructured farmland mortgage loan totaling $215,000.
  3. Includes two agricultural loans totaling $276,000 on non-accrual, seven commercial loans totaling $502,000 on non-accrual, one commercial loan past due more than 90 days in the amount of $25,000, one agriculture loan past due more than 90 days in the amount of $13,000, three restructured agricultural loans totaling $418,000, and two commercial restructured loans in the amount of $157,000. The nonaccrual loans are deemed to be impaired, as defined by FAS No. 114, whereas the restructured loans were recast prior to June 30, 1995, are currently performing as agreed, and are not considered to be impaired loans.

Non-interest income increased 16.35 percent or $221,000 to $1,573,000 for the nine months ended March 31, 1998, compared to $1,352,000 for the nine months ended March 31, 1997. Other income, consisting of gains on the sale of mortgage loans, commissions on credit life insurance sales, safe deposit box rent, and other miscellaneous income increased 21.33 percent or $122,000 to $694,000 for the nine months ended March 31, 1998 compared to $572,000 for the nine months ended March 31, 1997. This increase is primarily attributable to increased commission income received for the Visa check card program, increased income recognized as the cash surrender value of insurance policies owned by the Bank increases, increased commission income earned on credit life insurance policies sold by the Bank, income received as the Bank began charging ATM surcharge fees, and increased income earned from servicing fees and gains on sales of mortgages to the secondary market.

Non-interest expense increased 8.29 percent or $437,000 and totaled $5,710,000 for the nine months ended March 31, 1998, compared to $5,273,000 for the nine months ended March 31, 1997. Equipment expense increased $51,000, or 10.99 percent to total $515,000 for the nine months ended March 31, 1998 compared to $464,000 for the same period in 1997. Other operating expense, consisting entirely of overhead expenses increased $205,000 or 13.90 percent and total $1,680,000 for the nine months ended March 31, 1998 compared to $1,475,000 for the nine months ended March 31, 1997.



LIQUIDITY:

Bancorp's liquidity is a measurement of its ability to raise cash when needed without an adverse impact on profits. Asset liquidity is provided primarily by the maturity of loans. Additionally Bancorp considers all securities maturing or having a call feature within one year, time deposits in other banks, federal funds sold, term funds sold, and banker's acceptances to be sources of asset liquidity. All of these sources combined totaled $14,655,000 at March 31, 1998. In addition, the Bancorp has $1,690,000 in mortgage loans being held for sale into the secondary market. The factors which have and will continue to affect the general liquidity of the Bancorp are increasing loan demand and the continued offering of a deposit instrument based primarily on money market rates. All of these factors have contributed to the liquidity ratio (net cash, short term investments and other marketable assets to volatile liabilities) of 14.02 percent on March 31, 1998. The level at March 31, 1998 is deemed by management to be adequate for funding purposes. In addition the Bancorp has wholesale funding sources with Federal Home Loan Bank and the Federal Reserve. At March 31, 1998 Bancorp had unfunded loan commitments of $57,285,000, primarily available balances on customer lines of credit, and outstanding letters of credit of $2,411,000. However, management expects many of these will expire without being used. In addition, the Bancorp intends to continue the sale of newly originated fixed rate residential mortgages into the secondary market for the foreseeable future.

The asset/liability committee continues to review the matching of loan demand with deposits, and maturities of assets and liabilities to help ensure the level of liquidity remains satisfactory. The asset/liability committee has managed the rate sensitive assets and liabilities during the first nine months of fiscal 1998, and at March 31, 1998, the Bancorp's one year gap position was slightly negative.

CAPITAL RESOURCES:

The Bank and Bancorp are subject to regulations established by their respective regulators, which require the maintenance of established levels of capital and, as a result, limit the amount of dividends which may be paid by the companies. The ability of the Bancorp to pay dividends depends primarily upon the ability of the Bank to pay dividends to the Bancorp. The Bank is regulated by the Indiana Department of Financial Institutions and the FDIC, while the Bancorp is subject to the regulations issued by the Federal Reserve Board. These regulations establish minimum levels of Tier I (as defined) capital to total assets (the leverage ratio) and minimum levels of Tier I and Total Capital (as defined) to risk-based assets. Also, FDIC regulations establish various levels of capital compliance. Under these regulations, a "well capitalized" financial institution must maintain a leverage ratio of at least 5 percent, a Tier I risk-based capital ratio of at least 6 percent and a total risk-based capital ratio of at least 10 percent. Institutions which do not meet these guidelines are subject to higher deposit insurance assessments and, in certain cases, operational restrictions. Presented below are the Bancorp's actual capital ratios as of March 31, 1998:


                     Tier I Capital                  $27,353,000
                     Total Capital                   $30,107,000
                     Risk Weighted Assets           $219,511,000
                     Leverage Ratio                        10.36%
                     Risk-based Capital; Tier I            12.46%
                     Total Risk-based Capital              13.72%



On October 13, 1997, the Bancorp declared a $.27 per share quarterly dividend totaling $312,000 payable November 14, 1997 to shareholders of record as of October 27, 1997. The book value of common stock on September 30, 1997 was $22.65 based on 1,154,116 shares outstanding. On January 12, 1998, the Bancorp declared a $.29 per share quarterly dividend totaling $335,000 payable February 13, 1998 to shareholders of record as of January 26, 1998. The book value of common stock on December 31, 1997 was $23.22 based on 1,154,116 shared outstanding. On April 13, 1998, the Bancorp declared a $.29 per share quarterly dividend totaling 335,000 payable May 5, 1998 to shareholders of record as of April 27, 1998. The Book Value of common stock on March 31, 1998 was $23.71 based on 1,154,116 shares outstanding.





                            Page 13 of 15
                           PART II  OTHER INFORMATION
                              THE FARMERS BANCORP
                               March 31, 1998

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

  A.  Exhibit #27 - Financial data statement as of March 31, 1998.

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



                              THE FARMERS BANCORP
                                  (Registrant)


Date:  May 12, 1998                -------------------------------

                                        Tom Rohrabaugh, President
                                         (Principal Executive Officer)



Date:  May 12, 1998                --------------------------------
                                         Karen I. Miller
                                         Vice President and Treasurer
                                         (Principal Financial and
                                          Accounting Officer)